Form 10QSB
period 2003-10-31
HUDSON VENTURES INC
filed 2003-11-19
CIK 1162177

CERTIFICATION PURSUANT TO 8 U.S.C. SECTION 1350,
   AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned, Dana Neill Upton, the President, Secretary, Treasurer
of  Hudson Ventures, Inc.   (the "Company"), DOES HEREBY CERTIFY, that:

     1. The Company's Quarterly Report on Form 10-QSB for the quarter ended October 31, 2003(the "Report"), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     IN WITNESS WHEREOF, each of the undersigned has executed this statement this 18th day of November , 2003.


                                        By:  /s/  Dana Neill Upton
                                        --------------------------------
                                              Dana Neill Upton,
                                           President, Secretary,Treasurer
                                                      And Director



     A signed original of this written statement required by Section 906 has been provided to The Hudson Ventures, Inc. and will be retained by The Hudson Ventures, Inc. and furnished to the Securities and Exchange Commission or it staff upon request.

Joseph I. Emas
Attorney-at-Law
1224 Washington Avenue
Miami Beach, Florida 33139
305-531-1174
305-531-1274 (facsimile)
305-799-3131 (cell)

Confidentiality Note: The information in this message is a legally privileged and confidential communication intended only for the use of the individual or entity named above. If the receiver of this message is not the intended recipient, you are hereby notified that any dissemination, distribution, or copy of this message is strictly prohibited. If you have received this e-mail in error, please immediately notify us by e-mail or telephone, and please destroy any printouts you may have made of this message. Thank you.