Form 10QSB
period 2004-01-31
HUDSON VENTURES INC
filed 2004-04-14
CIK 1162177

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

                           (Mark One)

  [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2004

                               OR

[    ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE
                           ACT OF 1934

  From the transition period from ___________ to ____________.

                Commission File Number  000-50399


                      HUDSON VENTURES, INC.
     (Exact name of registrant as specified in its charter)


                 Nevada                        86-1066675
        (State or other jurisdiction of incorporation or organization)(IRS Employer Identification No.)


  444 East Columbia Street, New Westminster, British Columbia, Canada
            (Address of principal executive offices)


                            (604) 522-2104
                   (Issuer's telephone number)

                              N/A
          (Former name, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:    Yes X    No

As of March 25, 2004 2,687,000 shares of Common Stock of the issuer were outstanding.


                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS














                      HUDSON VENTURES INC.
                 (An Exploration Stage Company)


                  INTERIM FINANCIAL STATEMENTS


                        JANUARY 31, 2004
                           (Unaudited)
                    (Stated in U.S. Dollars)


                      HUDSON VENTURES INC.
                 (An Exploration Stage Company)

                      INTERIM BALANCE SHEET
                           (Unaudited)
                    (Stated in U.S. Dollars)



                                              JANUARY   JULY 31
                                                 31
                                                2004      2003
                                           -----------------------
ASSETS

Current
Cash                                           $   -     $ 17,805
Prepaid expenses                                 750            -
                                              -------------------
                                               $ 750     $ 17,805

LIABILITIES

Current
Bank indebtedness                              $  54          $ -
Accounts payable and accrued liabilities         615        1,000
                                              -------------------
                                                 669        1,000
                                              -------------------
STOCKHOLDERS' EQUITY

Share Capital
Authorized:
100,000,000 common shares, par value  $0.001
per share
10,000,000  preferred  shares,   par   value
$0.001 per share

Issued and outstanding:
3,087,000 common shares                          3,087     3,087

Additional paid-in capital                      52,013    52,013

Deficit  Accumulated During The  Exploration   (55,019)  (38,295)
Stage                                          -----------------
                                                    81    16,805
                                                ----------------
                                                 $ 750   $17,805
                                                ================









                      HUDSON VENTURES INC.
                 (An Exploration Stage Company)

                    INTERIM STATEMENT OF LOSS
                           (Unaudited)
                    (Stated in U.S. Dollars)



                                                                CUMULATIVE
                                                                 PERIOD
                                                                  FROM
                                                                 DATE OF
                                                                INCEPTION
                                                                NOVEMBER 30
                      THREE MONTHS ENDED    SIX MONTHS ENDED     2001 TO
                          JANUARY 31           JANUARY 31        JANUARY 31
                        2004      2003       2004      2003       2004
                     ------------------------------------------------------
Expenses
Consulting fees      $ 6,400    $ 200      $ 7,900   $ 2,200    $ 18,100
Filing fees              250        -          250       -         2,750
Office and sundry        148      389          884       767       1,912
Professional fees      1,505        -        7,190     1,275      11,250
Management fees          500        -          500       -         4,600
Mineral property
exploration              -          -           -        -         5,000
expenditures
Mineral property
option payments          -          -           -        -        11,407
(Note 4)             ----------------------------------------------------

Net   Loss  For  The $8,803     $ 589     $ 16,724   $ 4,242    $ 55,019
Period               ====================================================


Basic And Diluted
Loss Per Share      $ (0.01)  $ (0.01)    $ (0.01)  $ (0.01)
                     =========================================

Weighted Average
Number Of Shares  3,087,000 3,087,000   3,087,000 3,087,000
Outstanding          =========================================








                      HUDSON VENTURES INC.
                 (An Exploration Stage Company)

                 INTERIM STATEMENT OF CASH FLOWS
                           (Unaudited)
                    (Stated in U.S. Dollars)



                                                                CUMULATIVE
                                                                 PERIOD
                                                                  FROM
                                                                 DATE OF
                                                                INCEPTION
                                                                NOVEMBER 30
                              THREE MONTHS   SIX MONTHS ENDED    2001 TO
                                 ENDED
                               JANUARY 31       JANUARY 31       JANUARY 31
                             2004     2003     2004     2003      2004

Cash Flows From Operating
Activities
Net loss for the period     $ (8,803)$(589) $(16,724) $(4,242)$(55,019)


Adjustments To Reconcile
Net Loss To Net Cash Used
By Operating Activities
Prepaid expense                (750)   -        (750)     -       (750)
Accounts payable and
accrued liabilities            (185)   -        (385)   1,410      615
                             -------------------------------------------
                             (9,738)  (589)  (17,859)  (2,832) (55,154)
                             -------------------------------------------

Cash Flows From Financing
Activities
Bank indebtedness                54   -           54      -         54
Share capital issued              -   -            -      -     55,100
                             -------------------------------------------
                                 54   -           54      -     55,154
                             -------------------------------------------
Decrease In Cash             (9,684) (589)   (17,805)  (2,832)      -


Cash, Beginning Of Period     9,684 25,938    17,805   28,181       -
                            --------------------------------------------

Cash, End Of Period             $ -$25,349       $ -  $25,349     $ -
                            ============================================









                      HUDSON VENTURES INC.
                 (An Exploration Stage Company)

              NOTES TO INTERIM FINANCIAL STATEMENTS

                        JANUARY 31, 2004
                           (Unaudited)
                    (Stated in U.S. Dollars)



1.BASIS OF PRESENTATION

  The unaudited interim financial statements as of January 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the July 31, 2003 audited financial statements and notes thereto.


2.   NATURE OF OPERATIONS

  a)   Organization

     The Company was incorporated in the State of Nevada, U.S.A., on November 30, 2001.

  b)   Exploration Stage Activities

     The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

  c)Going Concern

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

     As shown in the accompanying financial statements, the Company has incurred a net loss of $55,019 for the period from November 30, 2001 (inception) to January 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                      HUDSON VENTURES INC.
                 (An Exploration Stage Company)

              NOTES TO INTERIM FINANCIAL STATEMENTS

                        JANUARY 31, 2004
                           (Unaudited)
                    (Stated in U.S. Dollars)



3.SIGNIFICANT ACCOUNTING POLICIES

  The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

  The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

  a)Mineral Property Option Payments and Exploration Costs

     The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

  b)Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

  c)Income Taxes

     The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS
     109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not realized, a valuation allowance is recognized.

  d)Loss Per Share

     Loss per share is based on the weighted average number of common shares outstanding during the period plus common share equivalents, such as options, warrants and certain convertible securities. This method requires primary earnings per share to be computed as if the common share equivalents were exercised at the beginning of the period or at the date of issue, and as if the funds obtained thereby were used to purchase common shares of the Company at its average market value during the period.







                      HUDSON VENTURES INC.
                 (An Exploration Stage Company)

              NOTES TO INTERIM FINANCIAL STATEMENTS

                        JANUARY 31, 2004
                           (Unaudited)
                    (Stated in U.S. Dollars)



4.MINERAL PROPERTY INTEREST

  As at January 31, 2004, the Company holds an option agreement, dated January 22, 2003 and amended June 1, 2003, to acquire a 90% interest in four mineral claims, known as the McConnell River Property, located in the Watson Lake Mining District, Yukon Territories, Canada. In order to earn its interest, the Company made a cash payment of $2,500 on signing and must incur exploration expenditures totalling $25,000 by June 30, 2004. The property is subject to a 1% net smelter return royalty.

  During the year, the Company held an option agreement to acquire a 90% interest in nine mineral claims known as the Wheaton River property. This option agreement was terminated during the quarter ended January 31, 2004.


5.CONTINGENCY

  Mineral Property

  The  Company's  mineral  property interest  has  been  acquired
  pursuant  to  option  agreements.   In  order  to  retain   its
  interest, the Company must satisfy the terms of the option agreement as described in Note 4.

ITEM  2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.

PLAN OF OPERATION

Hudson Ventures, Inc. was incorporated in the State of Nevada on November 30, 2001. The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company is considered a development stage enterprise, as defined in Financial Accounting Standards Board No. 7.

The Company is primarily engaged in the acquisition and exploration of mining properties. The Company does not have adequate cash reserves to operate its business for the next twelve months. The Company will need to raise capital in order to conduct business and needs to incur $25,000 of exploration expenditures by June 30, 2004, in order to earn its interest pursuant to an option agreement discussed below.

The Company holds an option agreement, as amended, to acquire a 90% interest in four mineral claims, known as McConnell River Property, located in the Watson Lake Mining District, Yukon Territories, Canada. In order to earn its interest, the Company paid $2,500 in cash on signing the option agreement. The Company is obligated to incur exploration expenditures totaling $25,000 on or before June 30, 2004. As of March 24, 2004, the Company has not incurred any exploration expenditures for the McConnell River Property.

The Company held an option agreement to acquire a 90% interest in nine mineral claims, known as the Wheaton River Property, located in the Whitehorse Mining District, Yukon Territories, Canada.
The Company was obligated to incur exploration expenditures of $195,000 on the Wheaton River Property on or before December 31, 2003. The Company did not incur such exploration expenditures and the option agreement was terminated during the quarter ended January 31, 2004.

It is imperative that the Company obtain additional financing in order to incur exploration expenditures of $25,000 by June 30, 2004, pursuant to its option agreement involving the McConnell River Property. The Company also needs to obtain additional financing to conduct its operations for the next twelve months. The Company is taking steps to raise equity capital or to borrow additional funds. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company does not have any commitments from its officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate financing may result in the Company losing its option on the McConnell River Property and/or the Company may have to delay, curtail or scale back its operations. The Company is also exploring merger and acquisition opportunities as it does not have sufficient capital to operate and meet its obligations pursuant to the operating agreement.

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED JANUARY 31, 2004 COMPARED TO THREE MONTHS
ENDED JANUARY 31, 2003

Revenues

The Company had no revenues for the three months ended January
31, 2004 and the three months ended January 31, 2003.

Expenses

For the three months ended January 31, 2004, the Company had expenses of $8,803 as compared to $589 for the three month period ended January 31, 2003. The increase in expenses was due to costs incurred in connection with the acquisition of two mineral property option agreements and filing the registration statement on Form SB-2. The expenses for the three months ended January 31, 2004 consist of consulting fees of $6,400, filing fees of $250, office and sundry of $148, professional fees of $1,505 and management fees of $500.

Net Loss and Net Loss Per Share

Net loss was $8,803 for the three months ended January 31, 2004 as compared to $589 for the three months ended January 31, 2003.
The increase in net loss is directly attributable to the costs incurred in connection with the mineral property option agreements and the registration statement on Form SB-2.

The Company had a net loss per share of $0.01 for both the three months ended January 31, 2004 and the three months ended January
31, 2003.

SIX MONTHS ENDED JANUARY 31, 2004 COMPARED TO SIX MONTHS ENDED
JANUARY 31, 2003

Revenues

The Company had no revenues for the six months ended January 31, 2004 and the six months ended January 31, 2003.

Expenses

For the six months ended January 31, 2004, the Company had expenses of $16,724 as compared to $4,242 for the six month period ended January 31, 2003. The increase in expenses was due to costs incurred in connection with the acquisition of two mineral property option agreements and filing the registration statement on Form SB-2. The expenses for the six months ended January 31, 2004 consist of consulting fees of $7,900, filing fees of $250, office and sundry of $884, professional fees of $7,190 and management fees of $500.

Net Loss and Net Loss Per Share

Net loss was $16,724 for the six months ended January 31, 2004 as compared to $4,242 for the six months ended January 31, 2003.
The increase in net loss is directly attributable to the costs incurred in connection with acquisition of the option agreements and filing of the registration statement on Form SB-2.

The Company had a net loss per share of $0.01 for both the six months ended January 31, 2004 and the six months ended January
31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

For the three and six month periods ended January 31, 2004, the Company did not generate cash flow from operations. As a result, the Company requires additional working capital to develop its business until the Company either achieves a level of revenues adequate to generate sufficient cash flows from operations or obtains additional financing necessary to support its working capital requirements.

As of January 31, 2004, the Company had bank indebtedness of $54 and accounts payable and accrued liabilities of $615.

As of January 31, 2004, the Company did not have any cash and its only asset was prepaid expenses of $750. The Company had working capital of $81.

It is imperative that the Company obtain additional financing by June 30, 2004, to earn its option on the McConnell River Property, as discussed above under Plan of Operation. The Company must also obtain additional financing to conduct its operations for the next twelve months. The Company is taking steps to raise equity capital or to borrow additional funds. There can be no assurance that additional capital will be available to the Company, or that, if available, it will be on terms satisfactory to the Company's management. The failure of the Company to obtain additional capital on terms satisfactory to the Company's management may cause the Company to lose its claim on the McConnell River Property and/or delay, curtail or scale back its operations. In addition, as the Company does not have capital for its operations, it is exploring different merger and acquisition options.

ITEM 3.   CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to him by others within those entities.

      (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

In February 2004, subsequent to the period to which this report of Form 10-QSB relates, Dana Neill Upton cancelled 400,000 shares of Company common stock which reduced the number of shares issued and outstanding to 2,687,000 shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

     Exhibit No.          Description

       31 Certificate of the Chief Executive Officer and Chief Financial Officer pursuant Section 302 of the Sarbanes-
                      Oxley Act of 2002                     *

       32 Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-
                      Oxley Act of 2002                     *

*    Filed herewith as an exhibit.

     b)     Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter for which this report on Form 10-QSB relates.

          SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON VENTURES, INC.

Date:     March 29, 2004
By:       /s/  Dana Neill Upton
          ----------------------
          Dana Neill Upton
          President, Secretary and Treasurer