Form 10QSB
period 2004-04-30
Battle Mountain Gold Exploration Corp.
filed 2004-06-21
CIK 1162177

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended April 30, 2004

                                       OR

[ ]TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number  000-50399


                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                           86-1066675
         ----------------                                    --------------
(State or other jurisdiction of incorporation or organization)(IRS Employer
                               Identification No.)


             One East Liberty Street, 6th Floor, Reno, Nevada 89504
             ------------------------------------------------------
                    (Address of principal executive offices)


                                 (775) 233-0472
                            ------------------------
                           (Issuer's telephone number)

                              Hudson Ventures, Inc.
                            444 East Columbia Street
            New  Westminster,  British  Columbia,  Canada  V3L  3C5
            -------------------------------------------------------
               (Former  name,  if  changed  since  last  report)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

As of June 21, 2004, 26,870,000 shares of Common Stock of the issuer were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.


                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                         (FORMERLY HUDSON VENTURES INC.)
                         (AN EXPLORATION STAGE COMPANY)


                          INTERIM FINANCIAL STATEMENTS


                                 APRIL 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


                       BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                          (FORMERLY HUDSON VENTURES INC.)
                           (AN EXPLORATION STAGE COMPANY)

                               INTERIM BALANCE SHEET
                                    (UNAUDITED)
                              (STATED IN U.S. DOLLARS)



                                                                 APRIL 30     JULY 31
                                                                   2004         2003
                                                               -----------  ---------
ASSETS

CURRENT
  Cash                                                           $     84   $ 17,805
  Prepaid expenses                                                    750          -
                                                               -----------  ---------
                                                                 $    834   $ 17,805
                                                                ==========  =========

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                       $  2,358   $  1,000
                                                               -----------  ---------

STOCKHOLDERS' (DEFICIENCY) EQUITY

SHARE CAPITAL
Authorized:
  200,000,000 common shares, par value $0.001 per share
  10,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
  26,870,000 common shares at April 30, 2004
  30,870,000 common shares at July 31, 2003                        26,870     30,870

Additional paid-in capital                                         28,230     24,230

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                  (56,624)   (38,295)
                                                               -----------  ---------
                                                                   (1,524)    16,805
                                                               -----------  ---------
                                                                 $    834   $ 17,805
                                                                ==========  =========



                                               BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                                                 (FORMERLY HUDSON VENTURES INC.)
                                                  (AN EXPLORATION STAGE COMPANY)

                                                    INTERIM STATEMENT OF LOSS
                                                           (UNAUDITED)
                                                     (STATED IN U.S. DOLLARS)



                                                                                           CUMULATIVE
                                                                                          PERIOD FROM
                                                                                            DATE OF
                                                                                           INCEPTION
                                                                                           NOVEMBER 30
                                              THREE MONTHS ENDED       NINE MONTHS ENDED     2001 TO
                                                   APRIL 30                 APRIL 30         APRIL 30
                                                2004        2003      2004           2003      2004
                                             ----------   --------   -------       -------  ----------

EXPENSES
  Consulting fees                            $       -    $     -    $  7,900      $ 2,200  $  18,100
  Filing fees                                        -       2,175        250        2,175      2,750
  Office and sundry                                 47         104        931          871      1,959
  Professional fees                              1,558        (415)     8,748          860     12,808
  Management fees                                    -          -         500            -      4,600
  Mineral property
    exploration
    expenditures                                     -          -           -            -      5,000
  Mineral property
    option payments
    (Note 4)                                         -         686          -          686     11,407
                                             ----------   --------   -------       -------  ----------
NET LOSS FOR THE PERIOD                      $   1,605    $  2,550   $ 18,329      $ 6,792  $  56,624
                                             ==========   ========   =======       =======  ==========

BASIC AND DILUTED LOSS PER SHARE             $   (0.01)   $  (0.01)  $ (0.01)      $(0.01)
                                             ==========   ========   =======       =======

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING                               30,736,667  30,087,000  30,825,556  30,087,000
                                             ==========   ========   =======       =======



                                          BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                                            (FORMERLY HUDSON VENTURES INC.)
                                            (AN EXPLORATION STAGE COMPANY)

                                            INTERIM STATEMENT OF CASH FLOWS
                                                      (UNAUDITED)
                                               (STATED IN U.S. DOLLARS)



                                                                                                              CUMULATIVE
                                                                                                             PERIOD FROM
                                                                                                               DATE OF
                                                                                                              INCEPTION
                                                                                                             NOVEMBER 30
                                                                                      NINE MONTHS ENDED        2001 TO
                                                                                           APRIL 30            APRIL 30
                                                                                     2004              2003      2004
                                                                                  ------------      ---------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                           $(18,329)        $(6,792)  $(56,624)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
  Prepaid expense                                                                       (750)          2,175       (750)
  Accounts payable and accrued liabilities                                             1,358               -      2,358
                                                                                  ------------      ---------  ----------
                                                                                     (17,721)         (4,617)   (55,016)
                                                                                  ------------      ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank indebtedness                                                                        -               -          -
  Share capital issued                                                                     -               -     55,100
                                                                                  ------------      ---------  ----------
                                                                                           -               -     55,100
                                                                                  ------------      ---------  ----------

DECREASE IN CASH                                                                     (17,721)         (4,617)        84

CASH, BEGINNING OF PERIOD                                                             17,805          28,181          -
                                                                                  ------------      ---------  ----------
CASH, END OF PERIOD                                                                 $     84         $23,564   $     84
                                                                                  ============      =========  ==========

                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                         (FORMERLY HUDSON VENTURES INC.)
                         (AN EXPLORATION STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                 APRIL 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



1.     BASIS OF PRESENTATION

The unaudited interim financial statements as of April 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the July 31, 2003 audited financial statements and notes thereto.


2.     NATURE OF OPERATIONS

a)     Organization

The  Company  was  incorporated  in the State of Nevada, U.S.A., on November 30,
2001.

Effective April 27, 2004, the Company changed its name to Battle Mountain Gold Exploration Corp., affected a 10:1 forward stock split, increased the authorized shares to two hundred million (200,000,000) shares of common stock, reauthorized the par value of $0.001 per share of common stock, reauthorized ten million (10,000,000) shares of preferred stock and reauthorized the par value of $0.001 per share of preferred stock.

Prior to the forward stock split, 400,000 common shares were cancelled and returned to treasury. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the forward stock split.

b)     Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

c)     Going  Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                         (FORMERLY HUDSON VENTURES INC.)
                         (AN EXPLORATION STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                 APRIL 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



2.     NATURE OF OPERATIONS (Continued)

c)     Going  Concern  (Continued)

As shown in the accompanying financial statements, the Company has incurred a net loss of $56,624 for the period from November 30, 2001 (inception) to April 30, 2004, and has no sales. The future of the Company is dependent upon its ability to seek out a manager and acquisition partner. Management has plans to seek additional capital through a private placement offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


3.     SIGNIFICANT  ACCOUNTING  POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)     Mineral  Property  Option  Payments  and  Exploration  Costs

The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

b)     Use  of  Estimates

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

                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                         (FORMERLY HUDSON VENTURES INC.)
                         (AN EXPLORATION STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                 APRIL 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

3.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

c)     Income  Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not realized, a valuation allowance is recognized.

d)     Loss  Per  Share

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


4.     MINERAL  PROPERTY  INTEREST

As at April 30, 2004, the Company holds an option agreement, dated January 22, 2003 and amended June 1, 2003, to acquire a 90% interest in four mineral claims, known as the McConnell River Property, located in the Watson Lake Mining District, Yukon Territories, Canada. In order to earn its interest, the Company made a cash payment of $2,500 on signing and must incur exploration expenditures totaling $25,000 by June 30, 2004. The property is subject to a 1% net smelter return royalty. Management does not intend to pursue the McConnell River
Property  option  and  will  allow  the  option  to  lapse  on  June  30,  2004.

During the period, the Company held an option agreement to acquire a 90% interest in nine mineral claims known as the Wheaton River property. This option agreement was terminated during the quarter ended January 31, 2004.


5.     CONTINGENCY

Mineral  Property

The Company's mineral property interest has been acquired pursuant to option agreements. In order to retain its interest, the Company must satisfy the terms of the option agreement as described in Note 4.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

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

PLAN  OF  OPERATION

Battle Mountain Gold Exploration Corp. was originally incorporated in the State of Nevada on November 30, 2001 as Hudson Ventures, Inc. The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.

The Company is primarily engaged in the acquisition and exploration of mining properties. The Company does not have enough cash to operate its business. The Company cannot satisfy its current cash requirements or its cash requirements for the next twelve months. The Company will need to raise additional capital in order to conduct business. The Company is currently engaged in negotiations with a merger and acquisition partner as discussed in more detail below under the heading "RISK FACTORS" and in "Item 5, Other Information under the heading Subsequent Events."

The Company holds an option agreement, as amended, to acquire a 90% interest in four mineral claims, known as McConnell River Property, located in the Watson Lake Mining District, Yukon Territories, Canada. In order to earn its interest, the Company paid $2,500 in cash on signing the option agreement. The Company is obligated to incur exploration expenditures totaling $25,000 on or before June 30, 2004. As of June 14, 2004, the Company has not incurred any exploration expenditures for the McConnell River Property. The Company intends to let its option on the McConnell River Property expire unexercised.

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

It is imperative that the Company obtain additional financing to conduct its business operations for the next twelve months. The Company is taking steps to raise equity capital or to borrow additional funds. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company does not have any commitments from its officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate financing may result in the Company having to delay, curtail or scale back its operations. The Company is also exploring merger and acquisition opportunities.

During the next twelve months, the Company will not perform any product research and development. The Company does not expect to purchase or sale and plant and significant equipment or expect any significant changes in the number of employees during the next twelve months.

COMPARISON  OF  OPERATING  RESULTS

THREE  MONTHS ENDED APRIL 30, 2004 COMPARED TO THREE MONTHS ENDED APRIL 30, 2003

Revenues

The Company had no revenues for the three months ended April 30, 2004 and the three months ended April 30, 2003.

Expenses

For the three months ended April 30, 2004, the Company had expenses of $1,605 as compared to $2,550 for the three month period ended April 30, 2003. The decrease in expenses was due to the Company having scaled back its operations because of the need for additional financing. The expenses for the three months ended April 30, 2004 consist of consulting fees office and sundry of $47 and professional fees of $1,558.

Net  Loss  and  Net  Loss  Per  Share

Net loss was $1,605 for the three months ended April 30, 2004, as compared to $2,550 for the three months ended April 30, 2003. The decrease in net loss was due to the Company having scaled back its operations because of the need for additional financing.

The Company had a net loss per share of $0.01 for both the three months ended April 30, 2004 and the three months ended April 30, 2003.

NINE  MONTHS  ENDED  APRIL 30, 2004 COMPARED TO NINE MONTHS ENDED APRIL 30, 2003

Revenues

The Company had no revenues for the nine months ended April 30, 2004 and the nine months ended April 30, 2003.

Expenses

For the nine months ended April 30, 2004, the Company had expenses of $18,329 as compared to $6,792 for the nine month period ended April 30, 2003. The increase in expenses was due to costs incurred in connection with the acquisition of two mineral property option agreements, filing the registration statement on Form SB-2, and the Company's obligation to file periodic reports now that the Company is publicly traded. The expenses for the nine months ended April 30, 2004 consist of consulting fees of $7,900, filing fees of $250, office and sundry of $931, professional fees of $8,748 and management fees of $500.

Net  Loss  and  Net  Loss  Per  Share

Net loss was $18,329 for the nine months ended April 30, 2004 as compared to $ 6,792 for the nine months ended April 30, 2003. The increase in net loss is directly attributable to the costs incurred in connection with acquisition of the option agreements, filing of the registration statement on Form SB-2, and the Company's obligation to file periodic reports now that the Company is publicly traded.

The Company had a net loss per share of $0.01 for both the nine months ended April 30, 2004 and the nine months ended April 30, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

For the three and nine month periods ended April 30, 2004, the Company did not generate cash flow from operations. As a result, the Company requires additional working capital to develop its business until the Company either obtains additional financing necessary to support its working capital requirements or achieves a level of revenues adequate to generate sufficient cash flows from operations.

As of April 30, 2004, the Company had accounts payable and accrued liabilities of $2,358.

As of April 30, 2004, the Company has $84 of cash prepaid expenses of $750. The Company had negative working capital of $1,524. The ratio of current assets to current liabilities was 0.35.

The Company will require additional capital resources to continue its operations. At this time, the Company has not secured or identified any sources of additional financing. The Company cannot make any assurance that financing will be available on terms favorable to the Company, or at all. The Company has no commitments from officers, directors or affiliates to provide funding. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets or private sources, or that other arrangements will be available when needed or on terms satisfactory to the Company. If adequate funds are not available to the Company on acceptable terms, the Company will continue to delay, curtail or scale back its operations.

The Company is exploring merger and acquisition opportunities. There can be no assurance that a merger and acquisition transaction will be completed. If a transaction is completed, it will likely result in a change in control and dilution to the current stockholders.

RISK  FACTORS

Dependence Upon External Financing. It is imperative that the Company obtain additional financing to conduct its operations for the next twelve months. There can be no assurance that additional capital will be available to the Company, or that, if available, it will be on terms satisfactory to the Company's management. Any additional financing may involve dilution to the Company's then-existing shareholders. At this time, no other additional financing has been secured or identified. The Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain additional capital on terms satisfactory to the Company's management, or at all, may cause the Company to delay, curtail or scale back its operations. In addition, as the Company does not have capital for its operations, it is exploring different merger and acquisition options.

Failure to Complete a Merger and Acquisition Transaction. The Company has entered negotiations with a merger and acquisition partner that will assist the Company with its financing needs. There can be no assurance that the merger and acquisition transaction will be completed. If a transaction is completed, it will likely result in a change in control and significant dilution to the Company's current stockholders. If the Company does not complete the merger and acquisition transaction, it is doubtful that the Company can continue as a going concern.

Our Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern. Morgan & Company, Chartered Accountants ("Morgan), in their Independent Auditors' Report, have expressed "substantial doubt" as to our ability to continue as a going concern based on our history of operating losses since inception, our lack of operating revenues and our dependence on adequate financing. Our financial statements do not include any adjustments that might result from the outcome of that uncertainty. The going concern qualification is also described in Note 2 of the notes to our financial statements.

CRITICAL  ACCOUNTING  POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern. We have been in the exploration stage since our formation and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, we expect to actively prepare the site for extraction and enter a development stage. The accompanying financial statements have been prepared assuming we will continue as a going concern. As shown in the accompanying financial statements, we have incurred a net loss of $56,624 for the period from November 30, 2001 (inception) to April 30, 2004, and have no sales. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of mineral properties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

ITEM  3.  CONTROLS  AND  PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

None.

ITEM  2.  CHANGES  IN  SECURITIES.

None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

On February 9, 2004, a majority of shareholders of the Company, via signed written consent to action without a meeting of the shareholders, approved a name change to Battle Mountain Gold Exploration Corp., a 10:1 forward stock split, an increase in the authorized shares to 200,000,000 shares of common stock, a reauthorization of $.001 par value per share of common stock, a reauthorization of 10,000,000 shares of preferred stock, and a reauthorization of $.001 par value per share of preferred stock. The number of pre-split shares consenting to the action was 1,540,000 out of 2,687,000 pre-split shares that were eligible to vote. There were no votes cast against or withheld, and there were no abstentions or broker non-votes as to the matters.

ITEM  5.  OTHER  INFORMATION.

Effective April 27, 2004, the Company changed its name to Battle Mountain Gold Exploration Corp., affected a 10:1 forward stock split, increased the authorized shares to Two Hundred Million (200,000,000) shares of common stock, reauthorized the par value of $.001 per share of common stock, reauthorized Ten Million (10,000,000) shares of preferred stock and reauthorized the par value of $.001 per share of preferred stock. As a result of the name change, the Company's common stock now trades under the new stock symbol "BMGX".

On April 15, 2004, the Company filed articles of amendment with the Nevada Secretary of State to amend its articles as mentioned above. The number of pre-split shares of the Company outstanding at the time of the adoption of the foregoing was 2,687,000 and the number of pre-split shares entitled to vote thereon was the same. The number of pre-split shares consenting to the action was 1,540,000. The shareholders consenting to the action represented a majority of the issued and outstanding shares.

On April 19, 2004, Dana Neill Upton resigned as a Director of the Company and as the Company's President, Secretary, Treasurer and, in every other capacity in which he held an office, as Officer, which resignation was accepted by the Company's Board of Directors. On that same day, the Company's Board of Directors, appointed Mark Kucher as a Director to fill the vacancy on the Board of Directors, and as the Company's President, Chief Executive Officer, Secretary and Treasurer.

Subsequent  Events
------------------

The Company has entered negotiations that would involve, among other things, a change in control in connection with a reverse merger transaction that may involve a private company with which our Chief Executive Office is affiliated. If the reverse merger transaction is completed, it will likely involve significant dilution to our current stockholders.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     a)     Exhibits

          Exhibit  No.     Description

              3.1          Certificate  of  Amendment  to  the  Articles
                           of  Incorporation                              (1)


               31          Certificate  of  the  Chief  Executive
                           Officer  and  Principal  Financial  Officer
                           pursuant  Section  302  of  the  Sarbanes-
                           Oxley  Act  of  2002                              *

               32          Certificate  of  the  Chief  Executive
                           Officer  and  Principal  Financial  Officer
                           pursuant  to  Section  906  of  the  Sarbanes-
                           Oxley  Act  of  2002                              *

(1) Filed as Exhibit 3.1 to report on Form 8-K filed on April 29, 2004, and incorporated herein by reference.

*     Filed  herewith  as  an  exhibit.

     b)     Reports  on  Form  8-K

The Company filed a report on Form 8-K on April 29, 2004 to report a name change, forward stock split, increase in authorized shares of common stock, reauthorization of the par value of common stock, reauthorization of authorized shares of preferred stock, reauthorization of the par value of preferred stock, and a new ticker symbol.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BATTLE  MOUNTAIN  GOLD  EXPLORATION  CORP.

Date:  June  21,  2004

By:  /s/  Mark  Kucher
----------------------
Mark  Kucher
Chief  Executive  Officer  and
Principal  Financial  Officer

EXHIBIT  31

CERTIFICATION  OF  CHIEF  EXECUTIVE  OFFICER  AND  PRINCIPAL  FINANCIAL  OFFICER
PURSUANT  TO  SECTION  302  OF  THE  SARBANES-OXLEY  ACT  OF  2002

I,  Mark  Kucher,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Battle Mountain Gold Exploration Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  June  21,  2004


                                                 By:  /s/  Mark  Kucher
                                                 -------------------------------
                                                  Mark  Kucher,
                                                  Chief  Executive  Officer  and
                                                  Principal  Financial  Officer

Exhibit  32


                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
    PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Mark Kucher, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Battle Mountain Gold Exploration Corp. on Form 10-QSB for the quarterly period ended April 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Battle Mountain Gold Exploration Corp.

Date:  June  21,  2004


                                                 By:  /s/  Mark  Kucher
                                                 -------------------------------
                                                 Mark  Kucher,
                                                 Chief  Executive  Officer  and
                                                 Principal  Financial  Officer