Form 10KSB
period 2004-07-31
Battle Mountain Gold Exploration Corp.
filed 2004-11-15
CIK 1162177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                   For the fiscal year ended July 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                    -----------    -------------

                        Commission file number 000-50399

                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
        ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               NEVADA                                    86-1066675
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

             One East Liberty Street, 6th Floor, Suite 9 Reno, Nevada 89504
             --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (775) 686-6081
                         -------------------------------
                         (Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, $.001 PAR VALUE PER SHARE

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the most recent fiscal year ended July 31, 2004 were $0.

     The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of November 9, 2004, was approximately $23,210,000.

     As of November 9, 2004 the issuer had 38,510,000 shares of common stock, $.001 par value per share outstanding, 11,640,000 of which relate to the Exchange (defined below) and have not been issued as of the filing of this report.

                    Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                                   FORM 10-KSB
                            YEAR ENDED July 31, 2004
                                      INDEX

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page

                                     Part I

Item  1.   Description  of  Business                                           4

Item  2.   Description  of  Property                                           7

Item  3.   Legal  Proceedings                                                  7

Item  4.   Submission of Matters to a Vote of Security Holders                 7

Item  5.   Market for Common Equity and Related Stockholder Matters            7

Item  6.   Management's Discussion and Analysis or Plan of Operation           7

Item  7.   Financial Statements                                              F-1

Item  8.   Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure                                           14

Item  8A.  Controls  and  Procedures                                          14

Item  8B.  Other  Information                                                 14

                                    Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act                   15

Item  10. Executive Compensation                                              17

Item 11. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

Item  12. Certain Relationships and Related Transactions                      19

Item  13. Exhibits                                                            19

Item  14. Principal Accountant Fees and Services                              20

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-KSB (this "Form 10 KSB"), including statements under "Item 1. Description of Business," and "Item
6. Management's Discussion and Analysis or Plan of Operation," constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Battle Mountain Gold Exploration Corp., formerly Hudson Ventures, Inc. (the "Company," "we," "us," or "our"), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this Form 10-KSB, unless another date is stated, are to July 31, 2004.

BUSINESS DEVELOPMENT

     The Company was originally incorporated in Nevada as Hudson Ventures, Inc. on November 30, 2001 ("Inception"). The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. During the period covered by this report, the Company was primarily engaged in the acquisition and exploration of mining properties.

     The Company held an option agreement to acquire a 90% interest in nine mineral claims, known as the Wheaton River Property, located in the Whitehorse Mining District, Yukon Territories, Canada. The Company was obligated to incur exploration expenditures of $195,000 on the Wheaton River Property on or before December 31, 2003. The Company also held an option agreement, as amended, to acquire a 90% interest in four mineral claims, known as McConnell River Property, located in the Watson Lake Mining District, Yukon Territories, Canada. The Company was obligated to incur exploration expenditures totaling $25,000 on or before June 30, 2004. The Company did not incur the exploration expenditures required for the Wheaton River Property or the McConnell River Property. The option agreement on the Wheaton River Property was terminated during the quarter ended January 31, 2004. The option agreement on the McConnell River Property expired unexercised.

     In April 2004, the Company completed a 10 to 1 forward stock split (the "Stock Split"). The effects of the forward stock split have been retroactively reflected in this report unless otherwise stated.

     As of July 31, 2004, the Company did not have enough cash to operate its business. The Company could not satisfy its then current cash requirements or its cash requirements for the twelve-month period thereafter. On September 9, 2004, the Company acquired Battle Mountain Gold Exploration, Inc. ("Battle Mountain"), as discussed below under the heading "Subsequent Events."

     The Company is a holding company for Battle Mountain. Through Battle Mountain, the Company will continue in the business of mineral exploration.

Subsequent Events
-----------------

     On September 9, 2004, the board of directors of both the Company and Battle Mountain approved an Exchange Agreement (the "Agreement") requiring the approval of at least eighty percent (80%) of the Battle Mountain Shareholders to close the transaction, which shareholder approval was obtained on September 9, 2004, subsequent to the period covered by this report. Pursuant to the Agreement, the Company acquired 11,640,000 shares of common stock (or 100%) of Battle Mountain in exchange for an aggregate of 11,640,000 newly issued treasury shares of the Company's common stock. The transaction is referred to as the "Exchange" or the "Acquisition." Immediately after the issuance of shares to the former Battle Mountain shareholders, there will be 38,510,000 shares of the Company's common stock issued and outstanding.

     Along with the execution of the Agreement, James E. McKay, Ken Tullar and Wade A. Hodges executed stock purchase agreements to purchase 3,700,000, 1,900,000 and 1,900,000 shares, respectively, or an aggregate of 7,500,000 shares, of the Registrant's common stock from Nikoloas Bekropoulos, a former Director of the Registrant. Additionally Bug River Trading Corp. ("Bug River"), Mark Kucher and Paul Taufen executed stock purchase agreements to purchase 2,000,000, 1,000,000 and 500,000 shares, respectively, or an aggregate of 3,500,000, shares of the Registrant's common stock from Dana Neill Upton, the Registrant's former President, Secretary, Treasurer and Director.

     Battle Mountain was incorporated in the State of Nevada on January 7, 2004. Battle Mountain is a mineral exploration company. Battle Mountain's exploration efforts are primarily focused on gold in the State of Nevada.

     Prior to the Company acquiring Battle Mountain, on June 8, 2004, Battle Mountain entered into a joint venture that includes a Members Agreement and an Operating Agreement (the "Joint Venture") with Nevada Gold Exploration Solutions, L.L.C., a Nevada limited liability company ("NGXS") to explore the Nevada great basin physiographic area using a proprietary water chemistry database developed by NGXS. The Joint Venture calls for Battle Mountain's participation with NGXS in the exploration, evaluation and, if justified, the development and mining of mineral resources. Pursuant to the Joint Venture, Battle Mountain agreed to fund an aggregate of $3,250,000 (the "Initial Contribution") for an exploration program (the "Program") in connection with an opportunity to earn up to a 70% interest in Pediment Gold LLC, a newly created Nevada limited liability company ("Pediment") engaged in the gold exploration in the Nevada great basin physiographical area using a proprietary water chemistry database developed by NGXS. Battle Mountain will earn a 50% interest in Pediment after paying an aggregate of $1,165,000 toward the Initial Contribution, of which Battle Mountain has made a non-refundable payment of $325,000. The remainder of the Initial Contribution, as amended on August 15, 2004, is payable as follows: 1) $840,000 due on January 3, 2005; 2) $385,000 due on July 1, 2005; 3) $385,000 due on November 1, 2005; and 4) $1,315,000 due on
April 1, 2006. Battle Mountain's ability to complete the Initial Contribution is contingent on Battle Mountain raising approximately $3 million dollars. NGXS will be the operator until Battle Mountain completes the Initial Contribution, at which time Battle Mountain will become the operator. If Battle Mountain completes the Initial Contribution, Battle Mountain will own 70%, and NGXS will own 30%, of Pediment which will own the properties generated by the Program, except those that may be quitclaimed to Battle Mountain. NGXS' participation will be on a carried basis. NGXS will not be required to fund the ongoing costs of additional exploration. Once Battle Mountain has completed the Initial Contribution, Battle Mountain will have the option to earn an additional 10% interest in each property owned by Pediment by funding $750,000 of additional
work per property.   NGXS will retain the option, but not the obligation, to
conduct such additional work. If Battle Mountain does not complete the Initial Contribution, any interest in Pediment that Battle Mountain may earn will be diluted based on the formula set forth in section 1.3 of Exhibit I of the Operating Agreement, included in Exhibit 10.1 (as amended by Exhibit 10.2) to be filed on the Company's Form 8-K in the next few days. If Battle Mountain's interest is diluted to 25% or less, Battle Mountain's interest will be converted to a 1.25% net smelter royalty from the production of minerals from the properties owned by Pediment.

DESCRIPTION OF THE PRINCIPAL PRODUCTS AND SERVICES

     The Company currently does not offer any products or services. In the event that the Company discovers economic deposits of gold or other minerals, it intends to either sell the deposits or, depending on the specific characteristics of each discovery, conduct its own mining operations to extract the gold or other minerals for future sale.

COMPETITIVE BUSINESS CONDITIONS

     The mineral industry is intensely competitive in all its phases. Worldwide, the competitive business environment for minerals exploration is variable and dependent upon geographic location, political and regulatory environments, technology applications, and the specific mineral commodity being sought.

COPYRIGHTS, PATENTS, TRADEMARKS & LICENSES

     The Company does not have any copyrights, patents, trademarks, license or other types of intellectual property.

NEED FOR GOVERNMENTAL APPROVAL AND THE EFFECTS OF REGULATIONS

     In some jurisdictions, government regulations require permits and, in some cases, reclamation bonding. The details of such permits and the size of the bonds are related to the location of the property and size of the anticipated exploration-related surface disturbance. The effect of these regulations on the Company will include the cost of obtaining permits, posting reclamation bonds (if required), and completing environmental restoration work if a property is to be abandoned.

RESEARCH & DEVELOPMENT OVER THE PAST TWO YEARS

     As of the end of the period covered by this report, the Company did not incur any exploration expenditures, or any other research or development expenditures, during the last two fiscal years.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

     The costs and effects of compliance with environmental laws vary in different jurisdictions and countries. In general, the Company will have to obtain permits prior to construction of vehicle access trails and drill sites. In addition, the Company will be required to perform environmental reclamation of these disturbances if the property is to be abandoned.

EMPLOYEES

       The Company has two (2) full-time employees, both of whom are employed on a full-time basis.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company occupies approximately 162 square feet of office space in Reno, Nevada being leased by Battle Mountain for a term of one-year. Battle Mountain provides this office space to the Company free of charge.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to, and its property is not the subject of, any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 9, 2004, a majority of shareholders of the Company, via signed written consent to action without a meeting of the shareholders, approved a name change to Battle Mountain Gold Exploration Corp., a 10:1 forward stock split, an increase in the authorized shares to 200,000,000 shares of common stock, a reauthorization of $.001 par value per share of common stock, a reauthorization of 10,000,000 shares of preferred stock, and a reauthorization of $.001 par value per share of preferred stock. The number of pre-split shares consenting to the action was 1,540,000 (or 57.3%) out of 2,687,000 pre-split shares that were eligible to vote. There were no votes cast against or withheld, and there were no abstentions or broker non-votes as to the matters. These changes took effect on April 27, 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     "Bid" and "asked" offers for the common stock are listed on the over-the-counter Bulletin Board (the "OTCBB") published by the National Quotation Bureau, Inc. The trading symbol for the common stock was "HDSV" and was changed to "BMGX" in connection with the Company's name change that took effect on April 27, 2004. The Company's common stock was first traded on October 7, 2004. The high and low bid prices for the Company's common stock on October 7, 2004 as reported on the OTCBB were $1.05 and $0.99, respectively.
The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     There were 22 holders of record of the common stock as of November 9, 2004. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in certain rules under the Securities Exchange Act of 1934 (the "Exchange Act"), as discussed under the heading "Risks Related to Our Common Stock" in the section entitled "Item 6. Management's Discussion and Analysis or Plan of Operation."

RECENT SALES OF UNREGISTERED SECURITIES

     In December 2001, the Company issued an aggregate of 1,500,000 shares of common stock which were not registered under the Securities Act of 1933 (the "Securities Act") to Dana Neill Upton, the Company's former President, Secretary and Treasurer, and Nikoloas Bekropoulos, a former Director in exchange for $1,500 (or $.001 per share). The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

     In January 2002, the Company issued an aggregate of 1,510,000 shares of common stock which were not registered under the Securities Act to twelve (12) purchasers in exchange for $15,100 (or $.01 per share). The Company claims the exemption from registration afforded by Rule 506 of Regulation D under the Securities Act. The Company also claims an exemption from registration afforded by Regulation S under the Securities Act.

     In July 2002, the Company issued an aggregate of 77,000 shares of common stock which were not registered under the Securities Act to twenty-six (26) purchasers in exchange for $38,500 (or $.50 per share). The Company claims the exemption from registration afforded by Rule 506 of Regulation D under the Securities Act. The Company also claims an exemption from registration afforded by Regulation S under the Securities Act.

     The Company will issue an aggregate of 11,640,000 shares of common stock in a transaction that will not be registered under the Securities Act to the former Battle Mountain shareholders pursuant to the Exchange whereby Battle Mountain became a wholly-owned subsidiary of the Company. The Company will claim the exemption from registration afforded by Rule 506 of Regulation D under the Securities Act.

CANCELLATION OF SHARES

     In April 2004, Dana Neill Upton, the Company's former President, Chief Executive Officer, Secretary, Treasurer and Director cancelled 4,000,000 shares of the Company's common stock at $.001 per share (or $4,000) in contemplation of the Acquisition of Battle Mountain.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This report contains forward looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under the heading "Risk Factors" in this Management's Discussion and Analysis or Plan of Operation and elsewhere in this report. The following discussion and analysis or plan of operation should be read in conjunction with the Company's financial statements and notes thereto included in the section entitled "Item 7. Financial Statements."

OVERVIEW

     The Company was originally incorporated in Nevada as Hudson Ventures, Inc. on November 30, 2001. The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.

     During the period covered by this report, the Company was primarily engaged in the acquisition and exploration of mining properties. The option agreement on the Wheaton River Property was terminated during the quarter ended January 31, 2004. The option agreement on the McConnell River Property expired unexercised. As of July 31, 2004, the Company did not have enough cash to operate its business. The Company could not satisfy its then current cash requirements or its cash requirements for the twelve-month period thereafter.

     Subsequent to the period covered by this report, the Company completed a reverse merger transaction with Battle Mountain and the Battle Mountain shareholders, discussed in more detail above under the heading "Subsequent Events" in the section entitled "Item 1. Description of Business," however, Battle Mountain is itself in need of additional financing to conduct its operations, as discussed in more detail below under the heading "Liquidity and Capital Resources." Through Battle Mountain, the Company will continue to be engaged in the business of minerals exploration, but with an emphasis on gold exploration in the State of Nevada.

PLAN OF OPERATION

     The Company can satisfy its cash requirements for the next three (3) months. It is imperative that the Company obtain $1.4 million of additional financing to conduct its business operations during the fiscal year ending July 31, 2005, and an additional $1.7 million that will become due in November 2005 for the exploration program (or an aggregate of $3.1 million) to fully implement its business plan. The Company is taking steps to raise equity capital or to borrow additional funds. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company does not have any commitments from its officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate financing may result in the Company having to delay, curtail, scale back or forgo its operations.

     During the next twelve (12) months, the Company, through Battle Mountain, is obligated to spend approximately $1.6 million on the exploration Program. The Company does not expect to purchase any plant or significant equipment during the next twelve months. The Company will heavily rely on contract labor to conduct its operations and does not expect a significant change in the number of employees during the next twelve months.

COMPARISON OF OPERATING RESULTS

     The operating results discussed herein do not include the business operations of Battle Mountain which was acquired subsequent to the period covered by this report.

FISCAL YEAR ENDED JULY 31, 2004 COMPARED TO FISCAL YEAR ENDED JULY 31, 2003

Revenues
--------

     The Company had no revenues for the fiscal year ended July 31, 2004 or the fiscal year ended July 31, 2003.

Expenses
--------

     For the fiscal year ended July 31, 2004, the Company had expenses of $58,486 as compared to expenses of $12,876 for the fiscal year ended July 31, 2003. The increase in expenses was due to an increase in professional fees and other costs associated with being a reporting company. The expenses for the fiscal year ended July 31, 2004 consisted of consulting fees of $22,900, filing fees of $1,000, office and sundry of $2,029, professional fees of $32,057, and management fees of $500.

Net Loss and Net Loss Per Share
-------------------------------

     Net loss was $58,486 for the fiscal year ended July 31, 2004, as compared to net loss of $12,876 for the fiscal year ended July 31, 2003. The increase in net loss was directly attributable to the increase in expenses.

     The Company had a net loss per share of $0.01 for both the fiscal year ended July 31, 2004 and the fiscal year ended July 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company did not have any current assets as of July 31, 2004.

     The Company had current liabilities of $41,681 as of July 31, 2004, consisting of accounts payable and accrued liabilities of $31,098 and loan payable to related party of $10,583.

     As of July 31, 2004, the Company had a working capital deficit of $41,681.

     Net cash used in operating activities was $27,805 for the fiscal year ended July 31, 2004, as compared to net cash used in operating activities of $10,376 for the fiscal year ended July 31, 2003. The increase in net cash used in operating activities was due to a net loss of $58,486 that was offset by an increase in accounts payable and accrued liabilities of $30,681.

     The Company did not have any cash flows from investing activities during the fiscal year ended July 31, 2004 or the fiscal year ended July 31, 2003.

     Net cash provided by financing activities was $10,000 for the fiscal year ended July 31, 2004, that was entirely due to a loan payable from a related party. The Company did not have cash flows from financing activities during the fiscal year ended July 31, 2003.

     It is imperative that the Company raise $1.4 million of additional capital to continue its operations during the fiscal year ending July 31, 2005, and an additional $1.7 million that will become due in November 2005 for the exploration program (or an aggregate of $3.1 million) to fully implement its business plan. Subsequent to the period covered by this report, the Company completed a reverse merger transaction with Battle Mountain and the Battle Mountain shareholders, discussed in more detail above under the heading "Subsequent Events" in the section entitled "Item 1. Description of Business." Pursuant to the Acquisition, Battle Mountain became a wholly-owned subsidiary of the Company and the Battle Mountain shareholders took control over the Company. On June 8, 2004, Battle Mountain entered into the Joint Venture that obligates Battle Mountain to make a $3.25 million dollar Initial Contribution for an exploration program by April 2006. Battle Mountain has only paid $325,000 toward the Initial Contribution. In August 2004, Battle Mountain renegotiated the dates that payments are due toward the Initial Contribution as a payment of $840,000 was coming due in August 2004, prior to the renegotiation. At this time, the Company has not secured or identified any sources of financing. The Company cannot make any assurance that financing will be available on terms favorable to the Company, or at all. The Company has no commitments from officers, directors or affiliates to provide funding. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets or private sources, or that other arrangements will be available when needed or on terms satisfactory to the Company. If adequate funds are not available to the Company on acceptable terms, the Company may have to delay, curtail, scale back or forgo the its business operations.

RISK FACTORS

Risks Relating to Our Business
------------------------------

WE NEED $3.1 MILLION OF ADDITIONAL CAPITAL.
-----------------------------------------

     It is imperative that we raise $3.1 million of additional capital to fully implement our business plan. Subsequent to the period covered by this report, we acquired Battle Mountain which is obligated to make a $3.25 million dollar Initial Contribution for an exploration program by April 2006. Battle Mountain has paid $325,000 toward the Initial Contribution. In August 2004, Battle Mountain renegotiated the dates that the payments are due toward the Initial Contribution as a payment of $840,000 was coming due in August 2004, prior to the renegotiation. There can be no assurance that additional capital will be available to the Company, or that, if available, it will be on terms satisfactory to the Company's management. Any additional financing may involve dilution to the Company's then-existing shareholders. At this time, no other additional financing has been secured or identified. The Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain additional capital on terms satisfactory to the Company's management, or at all, may cause the Company to delay, curtail or scale back its operations.

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR
--------------------------------------------------------------------------------
ABILITY TO CONTINUE AS A GOING CONCERN.
---------------------------------------

     In its report dated November 4, 2004, Morgan & Company, Chartered Accountants ("Morgan") expressed an opinion that there is substantial doubt about our ability to continue as a going concern based on our history of operating losses since Inception, our lack of operating revenues and our dependence on adequate financing. Our financial statements do not include any adjustments that might result from the outcome of that uncertainty. The going concern qualification is also described in Note 1.c) of the notes to our financial statements. We have incurred net losses of $58,486, $12,876, and $96,781 for the fiscal year ended July 31, 2004, the fiscal year ended July 31, 2003, and the period from Inception to July 31, 2004, respectively. As of July, 2004, we had a working capital deficit of $41,681. We closed a reverse merger transaction with Battle Mountain on September 9, 2004; however, Battle Mountain is itself in the exploration stage and in need of additional capital. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon future events, including obtaining $3,045,000 million of financing (discussed above) to fully implement our business plan. If we are unable to continue as a going concern, you will lose your entire investment.

WE HEAVILY DEPEND ON JAMES E. MCKAY AND MARK KUCHER.
----------------------------------------------------

     The success of the Company depends upon the personal efforts and abilities of James E. McKay and Mark Kucher. Mr. McKay serves as a director of the Company and the Company's President pursuant to a three-year consulting agreement, discussed in more detail below under the heading "Consulting Agreement" in the section entitled "Item 10. Executive Compensation." Mr. McKay also serves as the Company's Chief Executive Officer, Secretary and Treasurer. Mr. McKay and the Company may voluntarily terminate the consulting agreement at any time. Mark Kucher serves as a director of the Company. Mr. Kucher has not entered into a consulting agreement or an employment agreement with the Company. The loss of Mr. McKay or Mr. Kucher could have a material adverse effect on our business, results of operations or financial condition. In addition, the absence of Mr. McKay or Mr. Kucher will force us to seek a replacement who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement.

WE ARE ENGAGED IN A BUSINESS THAT IS INHERENTLY SPECULATIVE AND RISKY.
----------------------------------------------------------------------

     Mineral exploration and mining is subject to risks related to a substantial or extended decline in prices of mineral commodities, property acquisition complexities, and restrictive and/or changing political, social and/or environmental laws and regulations. Even if we can implement our business plan and initiate exploration and development activities, there can be no assurance that we will find commercial quantities of minerals, or if we are able to find such minerals, that we can remove them in a profitable manner. Because of the inherently speculative and risky nature of the business in which we are engaged, our Company could fail to find commercial quantities of minerals or perform poorly, and as a result you could lose your entire investment.

JAMES E. MCKAY, MARK KUCHER, WADE A HODGES AND KENNETH TULLAR CAN VOTE AN
-------------------------------------------------------------------------
AGGREGATE OF 45.2% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE
-----------------------------------------------------------------------------
DECISIONS.
----------

     James E. McKay, Mark Kucher, Wade A Hodges and Kenneth Tullar beneficially own an aggregate of approximately 45.2% of the issued and outstanding shares of our common stock. Accordingly, they will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Messrs. McKay, Kucher, Hodges and Tullar may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

Risks Relating to Our Common Stock
----------------------------------

THE MARKET PRICE OF OUR COMMON STOCK HISTORICALLY HAS BEEN VOLATILE.
--------------------------------------------------------------------

     The market price of our common stock historically has fluctuated significantly based on, but not limited to, such factors as: general stock market trends, announcements of developments related to our business, actual or anticipated variations in our operating results, our inability to generate revenues, and conditions and trends in the mineral exploration, development and production industry.

     Our common stock is traded on the OTCBB. In recent years the stock market in general has experienced extreme price fluctuations that have oftentimes have been unrelated to the operating performance of the affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

WE HAVE NOT CREATED A MARKET TO SUSTAIN THE SIGNIFICANT AMOUNT OF SHARES IN OUR
-------------------------------------------------------------------------------
PUBLIC FLOAT.
-------------

     We have approximately 15,870,000 shares of common stock in our public float; however, we have not created a market for our common stock. We may not have adequate time to create such a market prior to the time our shareholders resell their shares. If our shareholders resell their shares before we can create a market, it may exert downward pressure on the price of our common stock.

OUR COMMON STOCK IS SUBJECT TO THE"PENNY STOCK" RULES OF THE SECURITIES AND
---------------------------------------------------------------------------
EXCHANGE COMMISSION WHICH LIMITS THE TRADING MARKET IN OUR COMMON STOCK, MAKES
------------------------------------------------------------------------------
TRANSACTIONS IN OUR COMMON STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN
--------------------------------------------------------------------------
INVESTMENT IN OUR COMMON STOCK.
-------------------------------

     Our common stock is considered a "penny stock" as defined in Rule 3a51-1 promulgated by the Securities and Exchange Commission (the "Commission" or the "SEC") under the Exchange Act. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The Commission's Rule 15g-9 regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the rules affect the ability of broker-dealers to sell our common stock should they wish to do so because of the adverse effect that the rules have upon liquidity of penny stocks. Unless the transaction is exempt under the rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for our common stock may be adversely affected by limiting the ability of broker-dealers to sell our common stock and the ability of purchasers to resell our common stock.

     In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in our common stock may have their ability to sell their shares of the common stock impaired.

THE COMPANY HAS NOT PAID ANY CASH DIVIDENDS.
--------------------------------------------

     The Company has paid no cash dividends on its common stock to date and it is not anticipated that any cash dividends will be paid to holders of the Company's common stock in the foreseeable future. While the Company's dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance the future expansion of the Company.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern
-------------

     We have been in the exploration stage since our formation and have not yet realized any revenues from our planned operations. The accompanying financial statements have been prepared assuming we will continue as a going concern. As shown in the accompanying financial statements, we have incurred a net loss of $96,781 for the period from Inception to July 31, 2004, and have had no sales. The Company had a working capital deficit of $41,681 as of July 31, 2004. These conditions among others create an uncertainty as to our ability to continue as a going concern, particularly in the event that we cannot obtain $3.1 million of additional financing to fully implement our business plan and to continue with our current operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of mineral properties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company as prepared by Morgan & Company, Chartered Accountants ("Morgan") are enclosed herein.



                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                         (FORMERLY HUDSON VENTURES INC.)
                         (AN EXPLORATION STAGE COMPANY)


                              FINANCIAL STATEMENTS


                                  JULY 31, 2004
                            (STATED IN U.S. DOLLARS)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MORGAN & COMPANY
CHARTERED ACCOUNTANTS

To  the  Shareholders  of
Battle  Mountain  Gold  Exploration  Corp.
(Formerly  Hudson  Ventures  Inc.)
(An  exploration  stage  company)

We have audited the accompanying balance sheets of Battle Mountain Gold Exploration Corp. (formerly Hudson Ventures Inc.) (an exploration stage company) as at July 31, 2004 and 2003, and the related statements of operations, cash flows, and stockholders' deficiency for the years ended July 31, 2004 and 2003, and for the cumulative period from November 30, 2001 (date of inception) to July 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at July 31, 2004 and 2003, and the results of its operations and its cash flows for the periods indicated in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company incurred a net loss of $96,781 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1(c). These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver,  Canada                                          "Morgan  &  Company"

November  4,  2004                                        Chartered  Accountants

Tel: (604) 687-5841                                P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075                         Suite 1488 - 700 West Georgia Street
                                                         Vancouver, B.C. V7Y 1A1


                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                        (FORMERLY HUDSON VENTURES INC.)
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS
                            (STATED IN U.S. DOLLARS)

-----------------------------------------------------------------------------------
                                                                  JULY 31
                                                              2004       2003
-----------------------------------------------------------------------------------

ASSETS

CURRENT
  Cash                                                      $      -     $ 17,805
-----------------------------------------------------------------------------------
LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                  $ 31,098     $  1,000
  Loan payable - related (Note 3)                             10,583            -
                                                          -------------------------
                                                              41,681        1,000
                                                          -------------------------

STOCKHOLDERS' (DEFICIENCY) EQUITY

SHARE CAPITAL
  Authorized:
     200,000,000  common  shares,  par  value  $0.001
     per  share
     10,000,000  preferred  shares,  par  value  $0.001
     per  share

  Issued and outstanding:
     26,870,000  common  shares  at  July  31,  2004  and
     30,870,000  common  shares  at  July  31,  2003          26,870       30,870

  Additional paid-in capital                                  28,230       24,230

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE             (96,781)     (38,295)
                                                          -------------------------
                                                             (41,681)      16,805
                                                          -------------------------

                                                            $      -     $ 17,805
-----------------------------------------------------------------------------------



                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                        (FORMERLY HUDSON VENTURES INC.)
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                            (STATED IN U.S. DOLLARS)

-------------------------------------------------------------------------------------------
                                                                             CUMULATIVE
                                                                             PERIOD FROM
                                                                                DATE OF
                                                                               INCEPTION
                                                                              NOVEMBER 30
                                                            YEARS ENDED         2001 TO
                                                              JULY 31           JULY 31
                                                       2004          2003        2004
-------------------------------------------------------------------------------------------

EXPENSES
  Consulting fees (Note 5)                        $    22,900   $     2,200   $    33,100
  Filing fees                                           1,000         2,500         3,500
  Office and sundry                                     2,029           909         3,057
  Professional fees                                    32,057           860        36,117
  Management fees (Note 5)                                500             -         4,600
  Mineral property exploration
    expenditures                                            -         5,000         5,000
  Mineral property option payments
    (Note 4)                                                -         1,407        11,407
                                                -------------------------------------------
NET LOSS FOR THE PERIOD                           $    58,486   $    12,876   $    96,781

BASIC AND DILUTED LOSS PER SHARE                  $     (0.01)  $     (0.01)
------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       29,828,904    30,810,000
------------------------------------------------------------------------------



                               BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                                (FORMERLY HUDSON VENTURES INC.)
                                 (AN EXPLORATION STAGE COMPANY)

                                     STATEMENTS OF CASH FLOWS
                                     (STATED IN U.S. DOLLARS)

                                                                                CUMULATIVE
                                                                                PERIOD FROM
                                                                                 DATE OF
                                                                                INCEPTION
                                                                                NOVEMBER 30
                                                                 YEARS ENDED      2001 TO
                                                                   JULY 31        JULY 31
                                                              2004       2003      2004
----------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                   $(58,486)  $(12,876)  $(96,781)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH USED BY OPERATING ACTIVITIES
    Prepaid expense                                                -      2,500          -
    Accounts payable and accrued liabilities                  30,681          -     31,681
                                                       ---------------------------------------
                                                             (27,805)   (10,376)   (65,100)
                                                       ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Share capital issued                                               -          -     55,100
Loan payable - related                                        10,000          -     10,000
                                                              10,000          -     65,100

DECREASE IN CASH                                             (17,805)   (10,376)         -

CASH, BEGINNING OF PERIOD                                     17,805     28,181          -

CASH, END OF PERIOD                                         $      -   $ 17,805   $      -
----------------------------------------------------------------------------------------------



                                             BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                                                (FORMERLY HUDSON VENTURES INC.)
                                                 (AN EXPLORATION STAGE COMPANY)

                                                STATEMENT OF STOCKHOLDERS' EQUITY

                                PERIOD FROM DATE OF INCEPTION, NOVEMBER 30, 2001, TO JULY 31, 2004
                                                     (STATED IN U.S. DOLLARS)

                                                                  COMMON SHARES                 DEFICIT
                                                      -----------------------------------      ACCUMULATED
                                                                               ADDITIONAL       DURING THE
                                                                                 PAID-IN       EXPLORATION
                                                          SHARES      AMOUNT     CAPITAL          STAGE              TOTAL
                                                      ---------------------------------------------------------------------
Opening balance,
  November 30, 2001                                               -    $      -    $       -     $       -       $        -
December 2001 - Shares issued for cash at $0.0001        15,000,000      15,000      (13,500)            -            1,500
January 2002 - Shares issued for cash at $0.001          15,100,000      15,100            -             -           15,100
July 2002 - Shares issued for cash at $0.05                 770,000         770       37,730             -           38,500
Net loss for the period                                           -           -            -       (25,419)         (25,419)
                                                      ---------------------------------------------------------------------
Balance, July 31, 2002                                   30,870,000      30,870       24,230       (25,419)          29,681

Net loss for the year                                             -           -            -       (12,876)         (12,876)
                                                      ---------------------------------------------------------------------
Balance, July 31, 2003                                   30,870,000      30,870       24,230       (38,295)          16,805

April 2004 - Shares cancelled and returned to treasury   (4,000,000)    ( 4,000)       4,000             -                -
Net loss for the year                                             -           -            -       (58,486)         (43,486)
                                                      ---------------------------------------------------------------------
Balance, July 31, 2004                                   26,870,000   $  26,870    $  28,230     $ (96,781)       $ (26,681)
                                                      =====================================================================

                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                        (FORMERLY HUDSON VENTURES INC.)
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                             JULY 31, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)

1.   NATURE  OF  OPERATIONS

     a)   Organization

          The Company was incorporated in the State of Nevada, U.S.A., on November 30, 2001.

          On  April  15,  2004,  the  Company  reorganized  as  follows:

          i)   changed  its  name  to  Battle  Mountain  Gold Exploration Corp.;
          ii)  affected  a  10:1  forward  stock  split;
          iii) increased its authorized shares to two hundred million (200,000,000) shares of common stock;
          iv)  reauthorized  the  par value of $0.001 per share of common stock;
          v)   reauthorized  ten million (10,000,000) shares of preferred stock;
               and
          vi) reauthorized the par value of $0.001 per share of preferred stock.

          Prior to the forward stock split, 400,000 (pre-split) common shares were cancelled and returned to treasury. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the forward stock split.

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

          As shown in the accompanying financial statements, the Company has incurred a net loss of $96,781 for the period from November 30, 2001 (inception) to July 31, 2004, and has no sales. The future of the Company is dependent upon obtaining adequate financing to fulfill future development activity, the acquisition of minable projects, and attaining future profitable operations there from. Management has plans to seek additional capital through a private placement offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                        (FORMERLY HUDSON VENTURES INC.)
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                             JULY 31, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)

2.   SIGNIFICANT  ACCOUNTING  POLICIES

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

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)   Mineral  Property  Option  Payments  and  Exploration  Costs

     The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of any exploration prospects, therefore, all costs are being expensed.

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

                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                         (FORMERLY HUDSON VENTURES INC.)
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                             JULY 31, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     d)   Loss  Per  Share

     Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is based on the weighted average number of common shares outstanding during the period plus common share equivalents, such as options, warrants and certain convertible securities. This method requires diluted earnings per share to be computed as if the common share equivalents were exercised at the beginning of the period or at the date of issue, and as if the funds obtained thereby were used to purchase common shares of the Company at its average market value during the period.

3.   LOAN  PAYABLE  -  RELATED

     As at July 31, 2004, the loan payable is due to a related company with a common officer and director. The loan payable is repayable on demand, unsecured and bears interest at 10% per annum.

4.   MINERAL  PROPERTY  INTEREST

     During the year ended July 31, 2004, the Company had held an option agreement to acquire a 90% interest in four mineral claims, known as the McConnell River Property. Management allowed the option to lapse on June 30, 2004.

     During the year ended July 31, 2004, the Company had held an option agreement to acquire a 90% interest in nine mineral claims known as the Wheaton River property. This option agreement was terminated during the year.

5.   RELATED  PARTY  TRANSACTIONS

     a) During the year ended July 31, 2004, the Company entered into a consulting agreement with a director of the Company commencing June 1, 2004 at $7,500 per month. In addition, the director will be granted, subject to board of directors approval, 500,000 stock options with an exercise price of $0.99 per share. These options vest on May 31, 2005.

                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                        (FORMERLY HUDSON VENTURES INC.)
                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                             JULY 31, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)

5.   RELATED  PARTY  TRANSACTIONS (Continued)

     The Company and the director may terminate the agreement at any time provided, however, that if the Company terminates the agreement for any reason, or if the director or Company mutually decide to terminate the agreement before June 1, 2007, the Company will pay severance through to June 1, 2007.

     b) During the year ended July 31, 2004, the Company incurred $500 (2003 - $Nil) for management services provided by a director of the Company.

6.   PROPOSED  ACQUISITION

     On September 9, 2004, the board of directors of both the Company And Battle Mountain Gold Exploration, Inc., a Nevada corporation, ("Battle Mountain"), approved an Exchange Agreement requiring the approval of at least eighty percent (80%) of the Battle Mountain shareholders to close the transaction, which approval was obtained on September 9, 2004, subsequent to the Company's fiscal year end. Pursuant to the Exchange Agreement, the Company acquired 11,640,000 shares (or 100%) of the issued and outstanding common stock of Battle Mountain in exchange for 11,640,000 newly issued treasury shares of the Company's common stock.

     On September 9, 2004, in connection with the Exchange Agreement, certain Battle Mountain shareholders entered into stock purchase agreements with two of the Company's former directors to purchase an aggregate of 10,000,000 additional common shares of the Company.

     The transaction will be considered to be a reverse acquisition of the Company by Battle Mountain and a recapitalization of Battle Mountain.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The Directors and Executive Officers of the Company are as follows:


Name                       Age         Position                          Since
----                      -----        --------                          -----
James E. McKay             58          Chief Executive Officer,          September 2004
                                       President, Secretary,
                                       Treasurer and Director

Mark Kucher                44          Principal Financial Officer       April 2004
                                       and Director

Wade A. Hodges             52          Director                          September 2004


     JAMES E. MCKAY, began formally serving as the Registrant's President, Chief Executive Officer, Secretary and Treasurer in September 2004. Mr. McKay had assisted Mark Kucher in these capacities since June 2004. From July 1992 to May 2004, Mr. McKay was a Manager and Director of Miramar Mining Corporation's, American Eagle Resources and managed the Golden Eagle Mine in Storey Co. in Nevada. During the same period, Mr. McKay served as a director of Aurex, a Canadian-Chilean partnership involved in acquisitions and the ownership and management of an underground copper-gold mine in Chile. From February 1989 to July 1993, Mr. McKay was a self-employed Consultant. Mr. McKay has over thirty
(30) years of foreign and North American exploration and operational experience. His experience has included corporate directorships and exploration, operations and reclamation management. In 1979, following six years as a field exploration geologist in Africa, Colombia, Mexico, and North America, he was designated the on-site manager of Homestake Mining Corporation's McLaughlin exploration project, from its inception through the announcement of the discovery of the 3 million ounces gold deposit. Mr. McKay holds a Masters in Business Administration and a Bachelor of Science degree in Geological Engineering both from the University of Nevada.

     Mr. McKay has entered into a consulting agreement with the Company pursuant to which he receives a base salary of $7,500 per month, three (3) weeks of paid vacation, and an option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.99 per share that vests in its entirety on May 31, 2005, as discussed in more detail below under the heading "Consulting Agreement" in the section entitled "Item 10. Executive Compensation."

     MARK KUCHER, has served as a Director of the Company and the Company's Principal Financial Officer since April 2004. From April 2004 to September 2004, he was also the Company's President, Chief Executive Officer, Secretary and Treasurer. Mr. Kucher has served as a Director of British Swiss since January 1992, acting on behalf of Swiss pension funds in the disposition of various resource investments in Canada, predominantly in oil & gas and gold mining Mark has commercial, business development and corporate finance experience with an emphasis in the mining industry. Mr. Kucher has also had various positions with investment banks and brokerage firms. Mr. Kucher holds an MBA from the University of Western Ontario and a Bachelor of Commerce Degree from The University of Manitoba.

     WADE A. HODGES, has served as a Director of the Company since September 2004. Mr. Hodges worked as a self-employed Consulting Exploration Geologist to the gold mining industry since December 1996. Mr. Hodges has twenty-six (26) years of successful, educational and professional, field-oriented exploration experience. During the twelve (12) years from 1984 through 1996, Mr. Hodges worked for Santa Fe Pacific Gold Corporation ("Santa Fe") in a number of challenging staff and management positions as a valued member of various national and international exploration and development teams, which were largely responsible for the resulting growth of Santa Fe. Mr. Hodges holds a Bachelor of Science degree in Geology and a Master of Science degree in Economic Geology from Oregon State University. He has also participated in numerous other courses and seminars directed primarily toward the discovery and development of economic hydrothermal gold deposits. Mr. Hodges is a member of the Geological Society of America, the Society for Economic Geologists, the Society for Mining, Metallurgy, and Exploration, Inc., the Geological Society of Nevada, and the American Institute of professional Geologists.

     Wade A. Hodges owns a forty percent (40%) membership interest in NGXS. As contemplated by the Joint Venture, Battle Mountain and NGXS formed Pediment to explore the Nevada great basin physiographic area using a proprietary water chemistry database developed by NGXS. Mr. Hodges provides geological services to the Joint Venture in consideration for $400 per day plus a per diem of $125 per day. Mr. Hodges received an aggregate of $21,500 for services that he provided to the Joint Venture in June and July of 2004.

     All Directors of the Company will hold office until the next annual meeting of the shareholders, and until their successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office at the pleasure of the Board.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act, as amended, requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during the fiscal year covered by this report. Based on stockholder filings with the Commission, James E. McKay, Mark Kucher, and Wade A. Hodges are subject to
Section 16(a) filing requirements.

CODE OF ETHICS

     The Board of Directors adopted a Code of Ethics in November 2004, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact James E. McKay, Chief Executive Officer, One East Liberty Street, 6th Floor, Reno, Nevada 89504,
(775) 686-6081.

ITEM 10. EXECUTIVE COMPENSATION

     Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.



                          SUMMARY COMPENSATION TABLE(1)
                                            Annual Compensation
                                            -------------------
   Name & Principal                                   Bonus     Other Annual
       Position                    Year   Salary ($)   ($)      Compensation
---------------------------------  ----  ------------  ---      ------------

James E. McKay                     2004  $ 15,000 (2)
CEO, President,
Secretary, Treasurer and Director

Mark Kucher                        2004  $      0
Principal Financial Officer

Dana Neill Upton                   2004  $      0
Former CEO and                     2003  $      0
Director                           2002  $      0


(1) The Company does not provide any fringe benefits other than vacation pay and stock options pursuant to a consulting agreement with James E. McKay, discussed in more detail below.

(2) Includes two (2) months of salary accrued by the Company pursuant to a consulting agreement effective June 1, 2004, discussed in more detail below, of which payment was made by Battle Mountain subsequent to July 31st.


Consulting Agreement
--------------------

     Effective June 1, 2004, James E. McKay entered into a consulting agreement with the Company pursuant to which Mr. McKay serves as the Company's President. Mr. McKay began assisting Mark Kucher as the Company's President, Chief Executive Officer, Secretary and Treasurer in June 2004. Mr. McKay began formally serving in these capacities in September 2004. Pursuant to the consulting agreement, Mr. McKay receives a base salary of $7,500 per month, three (3) weeks of paid vacation, and, subject to prior approval of our board of directors, an option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.99 per share that vests in its entirety on May 31, 2005. Mr. McKay and the Company may terminate the consulting agreement at will, provided, however, that if the Company terminates the consulting agreement for any reason, or if Mr. McKay and the Company mutually decide to terminate the agreement at any time before the third anniversary date of the agreement, the Company will pay Mr. McKay a severance at his then current salary through the third anniversary date upon such termination.

     Mark Kucher has not entered into a consulting agreement or an employment agreement with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information as of November 15, 2004, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the common stock:


                                        Shares of Common Stock
Name and Address                        Beneficially Owned(1)
of Beneficial Owners                    Number          Percent
--------------------                    ------          -------

James E. McKay                         4,700,000          12.2%
One East Liberty Street,
6th Floor
Reno, Nevada 89504

Mark Kucher                            8,510,000  (2)     22.1%
1725 Knox Road
Vancouver, B.C. V6T 1S4

Wade A. Hodges                         2,100,000           5.5%
14370 Riata Circle
Reno, Nevada 89521

Kenneth Tullar                         2,100,000           5.5%
101 Brownstone Drive
Reno, Nevada 89512

All officers and directors            15,310,000  (2)     39.6%
as a group (3 people)

* Less than 1%.


(1) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. As of November 9, 2004, there were 38,510,000 shares of common stock outstanding, 11,640,000 of which relate to the Exchange and have not been issued as of the filing of this report.

(2)     Includes 3,160,000, 1,000,000, and 1,000,000 shares of common stock owned by Bug River, British Swiss Investment Corp. ("British Swiss"), and Warrior Resources Corp. ("Warrior"), respectively. Mark Kucher is a Director and shareholder of Bug River, British Swiss, and Warrior.


CHANGES IN CONTROL

     The Company does not anticipate any changes in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered into a consulting agreement with James E. McKay, pursuant to which Mr. McKay serves as the Company's President. Mr. McKay receives a base salary of $7,500 per month, three (3) weeks of paid vacation, and an option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.99 per share that vests in its entirety on May 31, 2005. As of July 31, 2004, the Company had accrued $15,000 of salary for Mr. McKay. The consulting agreement is discussed in more detail above under the heading "Consulting Agreement" in the section entitled "Item 10. Executive Compensation."

     Wade A. Hodges, a Director of the Company, owns a forty percent (40%) membership interest in NGXS. As contemplated by the Joint Venture, Battle Mountain and NGXS formed Pediment to explore the Nevada great basin physiographic area using a proprietary water chemistry database developed by NGXS. Mr. Hodges will provide geological services to the Joint Venture in consideration for $400 per day plus a per diem of $125 per day. Mr. Hodges received an aggregate of $21,500 for services that he provided to the Joint Venture in June and July of 2004.

     Prior to the Acquisition, Battle Mountain loaned the Company $10,000 that is repayable on demand, unsecured and bears interest at 10% per annum.

     In November 2003, the Company paid $500 to a former Director of the Company as compensation for management services.

ITEM 13.  EXHIBITS

Exhibit No.          Identification of Exhibit

     2.1(1)          Exchange Agreement

     3.1(2)          Articles of Incorporation

     3.2(3)          Certificate of Amendment to Articles of Incorporation

     3.3(2)          Bylaws

     10.1(1) Exploration Agreement with Nevada Gold Exploration Solutions, LLC, including Members' Agreement and Operating Agreement regarding Pediment Gold, LLC

     10.2(1)         Amended Initial Contribution Schedule

     10.3(1)         Consulting Agreement with James E. McKay

     31.1* Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

     31.2*          Certificate of the Principal Financial Officer pursuant
                    Section 302 of the Sarbanes-Oxley Act of 2002

     32.1*          Certificate of the Chief Executive Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

     32.2*          Certificate of the Principal Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

(1) To be filed as Exhibits 2.1, 10.1, 10.2 and 10.3, respectively, to the Company's Form 8-K which will be filed with the Commission in the next few days.

(2) Filed as Exhibits 3.1 and 3.2, respectively, to the Company's Form SB-2/A filed with the Commission on August 29, 2003, and incorporated herein by reference.

(3) Filed as Exhibits 3.1 to the Company's Form 8-K filed with the Commission on April 29, 2004, and incorporated herein by reference.

* Filed herein

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended July 30, 2004 and 2003 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements was $2,500 and $885, respectively. The aggregate fees billed for each of the fiscal years ended July 31, 2004 and 2003 for professional services rendered by the principal accountant for review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $3,020 and $1,590, respectively.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BATTLE MOUNTAIN GOLD EXPLORATION CORP.

DATED: November 15, 2004                  By:/s/ James E. McKay
                                             ------------------
                                             James E. McKay
                                             Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                               TITLE                      DATE

/s/ James E McKay          Chief Executive Officer,     November 15, 2004
-----------------          President, Secretary,
James E. McKay             Treasurer, and Director


/s/ Mark Kucher            Director and Principal       November 15, 2004
---------------            Financial Officer
Mark Kucher

/s/ Wade A. Hodges          Director                    November 15, 2004
------------------
Wade A. Hodges