Form 10QSB
period 2004-10-31
Battle Mountain Gold Exploration Corp.
filed 2005-01-24
CIK 1162177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For  the  quarterly  period  ended  October  31,  2004

[ ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For  the  transition  period  from             to
                                                   ----------    -------------

                        Commission file number 000-50399

                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                     --------------------------------------
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

                                 (775) 686-6081
                                 --------------
                        (Registrant's telephone number)

                                      N/A
                                      ---
                            (Former name and address)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of January 20, 2005, the issuer had 39,860,000 shares of common stock outstanding, 1,350,000 of which have not been issued as of the filing of this report.

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


                      BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                         (FORMERLY HUDSON VENTURES, INC.)
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                          October 31,
                                                             2004
                                                          -----------
CURRENT ASSETS                                            (Unaudited)
  Cash                                                     $ 509,492
  Deposits                                                       295
                                                           ----------
Total Current Assets                                         509,787

PROPERTY & EQUIPMENT (net)                                     2,431

OTHER ASSETS

  Investment in Mining Properties                            325,000
                                                           ----------
Total Other Assets                                           325,000

Total Assets                                               $ 837,218
                                                           ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

CURRENT LIABILITIES

  Accounts Payable                                         $   6,423
  Notes Payable - Related Party                              153,831

Total Current Liabilities                                    160,254
                                                           ----------

  Total Liabilities                                          160,254
                                                           ----------

STOCKHOLDERS' EQUITY

  Preferred Stock; 10,000,000 Shares authorized
  at $.001 par value; zero shares issued and
  outstanding                                                      -

  Common Stock; 200,000,000 Shares
  Authorized at $.001 Par Value; 39,410,000
  Shares Issued and Outstanding                               39,410

  Additional Paid-in-Capital                                 823,910
  Accumulated (Deficit) Earnings                            (186,356)
                                                           ----------

  Total Stockholders' Equity                                 676,964
                                                           ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $ 837,218
                                                           ==========



                                           BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                                              (FORMERLY HUDSON VENTURES, INC.)
                                               (An Exploration Stage Company)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)

                                                                                            Accumulated
                                                                                             January 7,
                                                          For the three months ended      2004 (Inception)
                                                        October 31,       October 31,          through
                                                           2004               2003        October 31, 2004
                                                     ---------------   ----------------   ----------------
REVENUES                                             $             -   $              -   $             -
                                                     ---------------   ----------------   ----------------

EXPENSES
--------
  Depreciation Expense                                            93                  -                93
  Professional & Consulting                                  143,735                  -           143,735
  Travel & Entertainment                                      21,254                  -            21,254
  Rent & Office                                               17,589                  -            17,589
  General & Administrative Expenses                            3,407                  -             3,407
                                                     ---------------   ----------------   ----------------

TOTAL EXPENSES                                               186,078                  -           186,078
                                                     ---------------   ----------------   ----------------

OTHER INCOME (EXPENSE)
----------------------
  Interest Expense                                              (278)                 -              (278)
                                                     ---------------   ----------------   ----------------

TOTAL OTHER INCOME (EXPENSE)                                    (278)                 -              (278)
                                                     ---------------   ----------------   ----------------

INCOME (LOSS) BEFORE TAX                                     (186,356)                -          (186,356)

  Tax Expense                                                      -                  -                 -
                                                     ---------------   ----------------   ----------------

  NET INCOME (LOSS)                                  $       (186,356)  $              -   $      (186,356)
                                                     ================   ================   ================

LOSS PER SHARE                                            $     (0.00)  $              -
                                                     ================   ================

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                              38,510,000                  -
                                                     ================   ================



                                      BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                                         (FORMERLY HUDSON VENTURES, INC.)
                                          (An Exploration Stage Company)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)

                                                                                            Accumulated
                                                                                             January 7,
                                                          For the three months ended      2004 (Inception)
                                                          October 31,     October 31,         through
                                                           2004              2003         October 31, 2004
                                                     ---------------   ----------------   ----------------
Cash Flows from Operating Activities:

  Net Income                                         $      (186,356)  $              -           (186,356)

Adjustments to Reconcile Net Income to Net Cash:
  Depreciation Expense                                            93                  -                 93

Changes in Operating Assets & Liabilities:
  (Increase) Decrease in Deposits                               (295)                 -               (295)
  Increase (Decrease) in Accounts Payable                      6,423                  -              6,423

Net Cash Provided (Used) by Operating Activities            (180,135)                 -           (180,135)
                                                     ---------------   ----------------   ----------------

Cash Flows from Investing Activities:
  Cash Acquired in Reverse Merger                            124,005                  -            124,005

Net Cash Provided (Used) by Investing Activities             124,005                  -            124,005
                                                     ---------------   ----------------   ----------------

Cash Flows from Financing Activities:
  Proceeds from Issuance of Common Stock                     425,000
  Proceeds from Notes Payable - Related Party                140,622                  -            565,622
                                                     ---------------   ----------------   ----------------

Net Cash Provided (Used) by Financing Activities             565,622                  -            565,622
                                                     ---------------   ----------------   ----------------

Increase (Decrease) in Cash                                  509,492                  -            509,492

Cash and Cash Equivalents at Beginning of Period                   -                  -                  -
                                                     ---------------   ----------------   ----------------

Cash and Cash Equivalents at End of Period           $       509,492   $              -   $        509,492
                                                     ===============   ================   ================

Interest                                             $             -   $              -   $              -
                                                     ===============   ================   ================

Income Taxes                                         $             -   $              -   $              -
                                                     ===============   ================   ================


                      BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                         (FORMERLY HUDSON VENTURES, INC.)
                         (An Exploration Stage Company)
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                OCTOBER 31, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                      BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                         (FORMERLY HUDSON VENTURES, INC.)
                         (An Exploration Stage Company)
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                OCTOBER 31, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)

1.  UNUDITED  INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

2.  REVERSE  MERGER

On September 9, 2004 the company acquired 11,640,000 shares (100%) of the issued and outstanding common stock of Battle Mountain Gold Exploration, Inc., a Nevada corporation,("Battle Mountain")in exchange for 11,640,000 newly issued treasury shares of the Company's common stock pursuant to an Exchange Agreement requiring the approval of at least eighty (80%) percent of the Battle Mountain shareholders.

     On September 9, 2004 in connection with the Exchange Agreement, certain Battle Mountain shareholders entered into stock purchase agreements with two of the company's former directors to purchase an aggregate of 11,000,000 additional common shares of the Company.

                      BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                         (FORMERLY HUDSON VENTURES, INC.)
                         (An Exploration Stage Company)
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                OCTOBER 31, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)

3.  MINERAL  PROPERTY  INTEREST

The Company had previously entered into two option agreements, dated January 21, 2002 and January 22, 2002, and amended December 31, 2002 and June 1, 2003, respectively, to acquire a 90% interest in a total of thirteen mineral claims located in the Whitehorse and Watson Lake Mining Districts in Yukon Territories, Canada. Management allowed one of these options to lapse and terminated the other option before June 30, 2004.

The Company inherited a joint venture agreement with Nevada Gold Exploration Solutions ("NGXS") to form Pediment Gold LLC ("Pediment") to engage in gold exploration in Nevada using a proprietary water chemistry database developed by NGXS. During the period ended October 31, 2004 the Company through its subsidiary Battle Mountain paid a total $325,000 as a non-refundable first installment towards acquiring a 70% interest into Pediment for $3,250,000.

As of October 31, 2004, in order to earn an interest in Pediment, the Company was required to make the following additional payments:

  - $840,000 which was paid on January 4, 2005, for a 50% interest;
  - $385,000 due on July 1, 2005 which will give the Company a 55% interest;
  - $385,000 due on November 1,2004 which will give the Company a 60% interest.
  - $1,315,000 due on April 1,2006 which will give the Company a 70% interest.

In October 2004, Pediment entered into a binding letter agreement (the "Letter Agreement") with Placer Dome U.S. Inc. ("Placer Dome") for exploration and development on unpatented mining claims located in north-central Nevada during a three-year period beginning on October 21, 2004 (the "Earn-In Period"). Pursuant to the Letter Agreement, Pediment has a right to earn a 70% interest in the mining claims after Pediment incurs an aggregate of $1 million in work expenditures on the mining claims during the Earn-In Period, at which time Pediment will be obligated to enter into a joint venture agreement with Placer Dome. Pediment's interest in the mining claims will be subject to Placer Dome's right to earn an additional 40% interest upon the payment of $3 million to Pediment or to convert its interest into an interest in 5% of net returns.

4.  SUBSEQUENT  EVENTS

On January 4, 2005, Battle Mountain, the wholly-owned subsidiary, paid $840,000 and earned a 50% interest in Pediment. The subsidiary paid a total of $325,000 for the period ended October 31, 2004 and the $840,000 payment gave an aggregate of $1,165,000 for the 50% interest.

     On November 24, 2004 the Company entered into an agreement with four (4) investors to purchase an aggregate of 450,000 shares of stock at an aggregate price of $450,000 (or $1.00 per share).

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

     During the Company's fiscal year ended July 31, 2004, the Company either terminated or allowed its option agreements to expire on certain properties located in the Yukon Territories in Canada.

     In April 2004, the Company completed a 10 to 1 forward stock split (the "Stock Split"). The effects of the forward stock split have been retroactively reflected in this report unless otherwise stated.

     On September 9, 2004, the Company completed a reverse merger transaction with Battle Mountain Gold Exploration, Inc. ("Battle Mountain") and the Battle Mountain shareholders. Pursuant to the Agreement, the Company acquired 11,640,000 shares of common stock (or 100%) of Battle Mountain in exchange for an aggregate of 11,640,000 newly issued treasury shares of the Company's common stock. The transaction is referred to as the "Exchange" or the "Acquisition."

     The Company is a holding company for Battle Mountain. Through Battle Mountain, the Company will continue to be engaged in the business of minerals exploration, but with an emphasis on gold exploration in the State of Nevada. A reference to the Company includes a reference to Battle Mountain unless otherwise stated.

     Along with the execution of the Agreement, James E. McKay, Ken Tullar and Wade A. Hodges executed stock purchase agreements to purchase 3,700,000, 1,900,000 and 1,900,000 shares, respectively, or an aggregate of 7,500,000 shares, of the Company's common stock from Nikoloas Bekropoulos, a former Director of the Company. Additionally Bug River Trading Corp. ("Bug River"),
Mark Kucher and Paul Taufen executed stock purchase agreements to purchase 2,000,000, 1,000,000 and 500,000 shares, respectively, or an aggregate of 3,500,000, shares of the Company's common stock from Dana Neill Upton, the Registrant's former President, Secretary, Treasurer and Director. Mark Kucher, our Chief Financial Officer, is the beneficial owner of the shares purchased by Bug River.

     Battle Mountain was incorporated in the State of Nevada on January 7, 2004. Battle Mountain is a mineral exploration company. Battle Mountain's exploration efforts are primarily focused on gold in the State of Nevada.

     Battle  Mountain's  Joint  Venture  with  NGXS  to  Form  Pediment
     ------------------------------------------------------------------

     Prior to the Company acquiring Battle Mountain, on June 8, 2004, Battle Mountain entered into a joint venture that includes a Members Agreement and an Operating Agreement (the "Joint Venture") with Nevada Gold Exploration Solutions, L.L.C., a Nevada limited liability company ("NGXS") to explore the Nevada great basin physiographic area using a proprietary water chemistry database developed by NGXS. Kenneth Tullar, the President and a 20% owner of NGXS, is also the beneficial owner of 5.3% of the Company's common stock. As discussed below under the heading "ITEM 5. OTHER INFORMATION", Wade A. Hodges, a Director of the Company and the beneficial owner of 5.3% of the Company's common stock, owns 40% of NGXS and receives from the Joint Venture $400 plus a per diem of $125 for each day that he provides geological services to the Joint Venture. The Joint Venture calls for Battle Mountain's participation with NGXS in the exploration, evaluation and, if justified, the development and mining of mineral resources. Pursuant to the Joint Venture, Battle Mountain agreed to fund an aggregate of $3,250,000 (the "Initial Contribution") for an exploration program (the "Program") in connection with an opportunity to earn up to a 70% interest in Pediment Gold LLC, a newly created Nevada limited liability company ("Pediment") engaged in the gold exploration in the Nevada great basin physiographical area using a proprietary water chemistry database developed by NGXS.

     On January 5, 2005, Battle Mountain earned a 50% interest in Pediment after paying an aggregate of $1,165,000 toward an aggregate payment of $3,250,000 (the "Initial Contribution"). The remainder of the Initial Contribution, as amended on August 15, 2004, is payable as follows: 1) $385,000 due on July 1, 2005; 2) $385,000 due on November 1, 2005; and 3) $1,315,000 due on April 1, 2006.
Battle Mountain's ability to complete the Initial Contribution is contingent on Battle Mountain raising approximately $2.1 million dollars. NGXS will be the operator of Pediment until Battle Mountain completes the Initial Contribution, at which time Battle Mountain will become the operator. If Battle Mountain completes the Initial Contribution, Battle Mountain will own 70%, and NGXS will own 30%, of Pediment which will own the properties generated by the Program, except those that may be quitclaimed to Battle Mountain. NGXS' participation will be on a carried basis. NGXS will not be required to fund the ongoing costs of additional exploration. Once Battle Mountain has completed the Initial Contribution, Battle Mountain will have the option to earn an additional 10% interest in each property owned by Pediment by funding $750,000 of additional work per property. NGXS will retain the option, but not the obligation, to conduct such additional work. If Battle Mountain does not complete the Initial Contribution, any interest in Pediment that Battle Mountain may earn will be diluted based on total expenditures made on the Property by third parties and NGXS. If Battle Mountain's interest is diluted to 25% or less, Battle Mountain's interest will be converted to a 1.25% net smelter royalty from the production of minerals from the properties owned by Pediment.

     Pediment's  Joint  Venture  with  Placer  Dome
     ----------------------------------------------

     On October 20, Pediment entered into a binding letter agreement (the "Letter Agreement") with Placer Dome U.S. Inc. ("Placer Dome") for exploration and development on unpatented mining claims located in north-central Nevada (the "Property") during the three-year period beginning on October 21, 2004 (the "Earn-In Period"). Pursuant to the Letter Agreement, Pediment has the right to earn a 70% interest in the Property and to enter into a joint venture agreement covering the Property. Retention of the Letter Agreement is predicated on an initial payment of $3,000 (which Pediment paid in October 2004), and an obligation to incur an aggregate of $1 million of work expenditures on the Property during the Earn-In Period as follows: 1) $50,000 during the period from October 21, 2004 through October 21, 2005; 2) $250,000 during the period from
October 21, 2005 through October 21, 2006; and 3) $700,000 during the period from October 21, 2006 through October 21, 2007. Pediment may acquire an undivided 70% interest in the Property after incurring the full amount of the work expenditures. If Pediment acquires such interest, Pediment is obligated to enter into a joint venture agreement with the mining company that currently owns the Property. Pediment's interest in the Property is subject to the mining company's right to earn an additional 40% interest upon the payment of $3 million to Pediment or to convert its 30% interest into an interest in 5% of net returns. In order to retain the Letter Agreement, Pediment must pay all federal claim maintenance fees (or perform sufficient assessment work) required to maintain the unpatented mining claims (the "Claims"), and timely make all filings and recordings required in connection therewith (collectively "Annual Maintenance"). During the Earn-In Period, Pediment is also responsible for timely payment of all taxes levied or assessed upon or against the Property and any facilities or improvements located thereon. Pediment may, at any time in its sole discretion, terminate the Letter Agreement in its entirety or with respect to any portion of the Claims. If Pediment terminates the Letter Agreement, Pediment will have no further obligations other than those related to indemnifying Placer Dome against losses related to misrepresentation of Pediment or any exploration, development or related work conducted by Pediment on the Property, reclaiming the surface of the Property, and performing remediation work as to the subsurface of the Property. If such termination occurs prior to June 1, 2005, or after June 1 of any other year, Pediment will also be obligated to perform Annual Maintenance for the assessment year beginning on September 1 of the year of termination.

PLAN  OF  OPERATION

     The Company can satisfy its cash requirements for the next three (3) months. It is imperative that the Company obtain $966,000 of additional financing to conduct its business operations during the next twelve months, and an additional $1,315,000 million that will become due in April 2006 for the exploration Program (or an aggregate of $2,281,000 million) to fully implement its business plan. The Company has raised approximately $1,400,000 during the last twelve (12) months of which it used $1,165,000 to acquire a 50% interest in Pediment and approximately $141,600 for expenses. The Company is taking steps to raise equity capital or to borrow additional funds. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company does not have any commitments from its officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate financing may result in the Company having to delay, curtail, scale back or forgo its operations.

During the next twelve (12) months, the Company, through Battle Mountain, is obligated to contribute $770,000 to Pediment for the exploration Program. Pediment, in turn, is required to spend at least $50,000 on the Property during the next twelve (12) months. The Company does not expect to purchase any plant or significant equipment during the next twelve months. The Company will heavily rely on contract labor to conduct its operations and does not expect a significant change in the number of employees during the next twelve months.

RESULTS  OF  OPERATIONS

The Company is in its exploration stage as it has not generated any revenues from its planned operations. The Company acquired Battle Mountain on September 9, 2004. The Acquisition is being accounted for as a reverse merger and recapitalization whereby Battle Mountain, the operating company which was incorporated on January 7, 2004, is the continuing entity for all accounting purposes.

THREE  MONTHS  ENDED  OCTOBER  31,  2004

     The Company had no revenues during the three months ended October 31, 2004.

     For the three months ended October 31, 2004, the Company had total expenses of $186,078, consisting of consulting and professional fees of $143,735, travel & entertainment of $21,254, rent & office of $17,589, general and administrative of $3,407, and depreciation of $93.

     Interest  expense  was  $278  for  the three months ended October 31, 2004.

     The Company had a net loss of $186,356 (or net loss per share of $0.00) for the three months ended October 31, 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Total current assets were $509,787 as of October 31, 2004, consisting of cash of $509,492 and prepaid assets of $295. Subsequent to the period covered by this report, the Company received an aggregate of $450,000 from investors and paid $840,000 toward a 50% interest that it earned in Pediment.

     Total current liabilities were $160,254 as of October 31, 2004, consisting of notes payable to related party of $153,831, and accounts payable of $6,423. As of October 31, 2004, the Company had notes payable to related parties of $153,831, of which $135,681 was owed to Mark Kucher, the Company's Chief Financial Officer and a Director of the Company, and $18,150 was owed to James McKay, the Company's Chief Executive Officer and a Director of the Company. The notes payable to related parties are due on demand and do not bear interest. The amount owed to Mr. Kucher includes $75,000 of accrued base compensation.

     As  of  October  31, 2004, the Company had net working capital of $349,533.

     Net cash used in operating activities was $180,135 for the three months ended October 31, 2004, consisting of net loss of $186,356 and an increase in deposits of $295 that were offset by a increase in accounts payable of $6,423 and an adjustment for depreciation expense of $93.

     Net cash provided by investing activities was $124,005 for the three months ended October 31, 2004, which consisted solely of cash acquired in a reverse merger.

     Net cash provided by financing activities was $565,622 for the three months ended October 31, 2004, consisting of proceeds from the issuance of common stock of $425,000 and notes payable to related party of $140,622. During the period ended October 31, 2004, the Company received $425,000 in cash for the purchase of 900,000 shares of the Company's common stock. The Company has not issued the shares as of the date of this report.

     It is imperative that the Company raise $966,000 million of additional capital to continue its operations during the next twelve (12) months, and an additional $1,315,000 million which will become due in April 2006 for the exploration Program (or an aggregate of $2,281,000 million) to fully implement its business plan. In addition, we accrue salary of $7,500 per month for Mark Kucher, our Chief Financial Officer, payable at such time as the Company is fully vested in Pediment, which the Company expects to occur no earlier than April 1, 2006. In September 2004, the Company completed a reverse merger transaction with Battle Mountain and the Battle Mountain shareholders. Pursuant to the Acquisition, Battle Mountain became a wholly-owned subsidiary of the Company and the Battle Mountain shareholders took control over the Company. On June 8, 2004, Battle Mountain entered into the Joint Venture that obligates Battle Mountain to make a $3.25 million dollar Initial Contribution to Pediment for an exploration Program by April 2006. Battle Mountain has paid an aggregate of $1,165,000 toward the Initial Contribution and, as a result of these payments, earned a 50% interest in Pediment. In October 2004, Pediment entered into a Letter Agreement with Placer Dome for exploration and development on unpatented mining claims located in north-central Nevada during the three-year period beginning on October 21, 2004. Pursuant to the Letter Agreement, Pediment has the right to earn a 70% interest in the Property and to enter into a joint venture agreement covering the Property. Retention of the Letter Agreement is predicated on an initial payment of $3,000 (which Pediment paid in October
2004), and an obligation to incur an aggregate of $1 million of work expenditures on the Property during the Earn-In Period which ends on October 21, 2007. Pediment is required to incur at least $50,000 of these work expenditures during the next twelve (12) months. The Company has raised approximately $1,400,000 during the last twelve (12) months of which it used $1,165,000 to acquire a 50% interest in Pediment and approximately $141,600 for expenses. At this time, the Company has not secured or identified any sources of financing. The Company cannot make any assurance that financing will be available on terms favorable to the Company, or at all. The Company has no commitments from officers, directors or affiliates to provide funding. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets or private sources, or that other arrangements will be available when needed or on terms satisfactory to the Company. If adequate funds are not available to the Company on acceptable terms, the Company may have to delay, curtail, scale back or forgo its business operations.

RISK  FACTORS

Risks  Relating  to  Our  Business
----------------------------------

WE  NEED TO  RAISE  $2,281,000  MILLION  OF ADDITIONAL CAPITAL.
-------------------------------------------------------------

     It is imperative that we raise $2,281,000 million of additional capital to fully implement our business plan. The Company acquired Battle Mountain which is obligated to make a $3.25 million dollar Initial Contribution for an exploration program by April 2006. Battle Mountain has paid $1,165,000 toward the Initial Contribution. In addition, we accrue salary of $7,500 per month for Mark Kucher, our Chief Financial Officer, payable at such time as the Company is fully vested in Pediment, which the Company expects to occur no earlier than April 1, 2006. In October 2004, Pediment entered into a Letter Agreement with Placer Dome for exploration and development on unpatented mining claims located in north-central Nevada during the three-year period beginning on October 21, 2004. Retention of the Letter Agreement is predicated on Pediment incurring an aggregate of $1 million of work expenditures on the Property during the Earn-In Period which ends on October 21, 2007. The Company has raised approximately $1,400,000 during the last twelve (12) months of which it used $1,165,000 to acquire a 50% interest in Pediment and approximately $141,600 for expenses. There can be no assurance that additional capital will be available to the Company, or that, if available, it will be on terms satisfactory to the Company's management. Any additional financing may involve dilution to the Company's then-existing shareholders. At this time, no other additional financing has been secured or identified. The Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain additional capital on terms satisfactory to the Company's management, or at all, may cause the Company to delay, curtail or scale back its operations.

OUR FORMER AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT
-----------------------------------------------------------------------------
ABOUT OUR ABILITY  TO  CONTINUE  AS  A  GOING  CONCERN.
-------------------------------------------------------

     In its report dated November 4, 2004, Morgan & Company, Chartered Accountants ("Morgan") expressed an opinion that there is substantial doubt about our ability to continue as a going concern based on our history of operating losses since Inception, our lack of operating revenues and our dependence on adequate financing. Our financial statements do not include any adjustments that might result from the outcome of that uncertainty. We closed a reverse merger transaction with Battle Mountain on September 9, 2004; however, Battle Mountain is itself in the exploration stage and in need of additional capital. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon future events, including obtaining $2,281,000 of financing (discussed above) to fully implement our business plan. If we are unable to continue as a going concern, you will lose your entire investment.

WE  HEAVILY  DEPEND  ON  JAMES  E.  MCKAY  AND  MARK  KUCHER.
-------------------------------------------------------------

     The success of the Company depends upon the personal efforts and abilities of James E. McKay and Mark Kucher. Mr. McKay serves as a director of the Company and the Company's President pursuant to a three-year employment agreement. Mr. McKay also serves as the Company's Chief Executive Officer, Secretary and Treasurer. Mr. McKay and the Company may voluntarily terminate the employment agreement at any time. Mark Kucher serves as a director of the Company and the Company's Chief Financial Officer pursuant to an employment agreement. Mr. Kucher and the Company may voluntarily terminate the employment agreement at any time. The loss of Mr. McKay or Mr. Kucher could have a material adverse effect on our business, results of operations or financial condition. In addition, the absence of Mr. McKay or Mr. Kucher will force us to seek a replacement who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement.

WE  ARE  ENGAGED  IN  A  BUSINESS  THAT  IS  INHERENTLY  SPECULATIVE  AND RISKY.
--------------------------------------------------------------------------------

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

JAMES  E.  MCKAY,  MARK  KUCHER,  WADE  A  HODGES AND KENNETH TULLAR CAN VOTE AN
--------------------------------------------------------------------------------
AGGREGATE OF 43.7%  OF  OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE
--------------------------------------------------------------------------------
DECISIONS.
----------

     James E. McKay, Mark Kucher, Wade A Hodges and Kenneth Tullar beneficially own an aggregate of approximately 43.7% of the issued and outstanding shares of our common stock. Accordingly, they will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Messrs. McKay, Kucher, Hodges and Tullar may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

Risks  Relating  to  Our  Common  Stock
---------------------------------------

THE  MARKET  PRICE  OF  OUR  COMMON  STOCK  HISTORICALLY  HAS  BEEN  VOLATILE.
------------------------------------------------------------------------------

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

     Our common stock is traded on the over-the-counter Bulletin Board. In recent years the stock market in general has experienced extreme price fluctuations that have oftentimes have been unrelated to the operating performance of the affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

WE  HAVE NOT CREATED A MARKET TO SUSTAIN THE SIGNIFICANT AMOUNT OF SHARES IN OUR
--------------------------------------------------------------------------------
PUBLIC  FLOAT.
--------------

     We have approximately 15,870,000 shares of common stock in our public float; however, we have not created a market for our common stock. We may not have adequate time to create such a market prior to the time our shareholders resell their shares. If our shareholders resell their shares before we can create a market, it may exert downward pressure on the price of our common stock.

OUR  COMMON  STOCK  IS SUBJECT  TO THE "PENNY STOCK" RULES OF THE SECURITIES AND
--------------------------------------------------------------------------------
EXCHANGE  COMMISSION  WHICH LIMITS THE TRADING MARKET IN OUR COMMON STOCK, MAKES
--------------------------------------------------------------------------------
TRANSACTIONS  IN  OUR  COMMON  STOCK  CUMBERSOME  AND MAY REDUCE THE VALUE OF AN
--------------------------------------------------------------------------------
INVESTMENT  IN  OUR  COMMON  STOCK.
-----------------------------------

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

THE  COMPANY  HAS  NOT  PAID  ANY  CASH  DIVIDENDS.
---------------------------------------------------

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

CRITICAL  ACCOUNTING  ESTIMATES

     Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues (if any) and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Going  Concern
--------------

     We have been in the exploration stage since our formation and have not yet realized any revenues from our planned operations. The accompanying financial statements have been prepared assuming we will continue as a going concern. As shown in the accompanying financial statements, we have incurred a net loss of $186,356 for the period from Inception to October 31, 2004, and have had no sales. This condition among others creates an uncertainty as to our ability to continue as a going concern, particularly in the event that we cannot obtain $2,281,000 million of additional financing to fully implement our business plan and to continue with our current operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of mineral properties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

ITEM  3.   CONTROLS  AND  PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     The Company is not a party to, and its property is not the subject of, any pending legal proceeding.

ITEM  2.  CHANGES  IN  SECURITIES

     (c) In December 2004, The Company issued an aggregate of 11,640,000 shares of common stock in a transaction that was not registered under the Securities Act of 1933 (the "Securities Act") to the former Battle Mountain shareholders pursuant to the Exchange whereby Battle Mountain became a wholly-owned subsidiary of the Company. The Company claims the exemption from registration afforded by Rule 506 of Regulation D under the Securities Act.

     In October 2004, the Company sold an aggregate of 900,000 shares of common stock in a transaction that was not registered under the Securities Act to an unaffiliated entity for an aggregate of $425,000 (or $0.4722 per share). As of the filing of this report the shares have not been issued to this investor. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance will not involve a public offering, the recipient had access to information that would be included in a registration statement, will take the shares for investment and not resale and the Company will take appropriate measures to restrict transfer. The Company also claims an exemption from registration afforded by Regulation S under the Securities Act.

     In November 2004, the Company sold an aggregate of 430,000 shares of common stock in a transaction that was not registered under the Securities Act to three
(3) individual investors for an aggregate of $430,000 (or $1.00 per share). As of the filing of this report the shares have not been issued to these investors. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances will not involve a public offering, the recipients had access to information that would be included in a registration statement, will take the shares for investment and not resale and the Company will take appropriate measures to restrict transfer. The Company also claims an exemption from registration afforded by Regulation S under the Securities Act.

     Also in November 2004, the Company sold 20,000 shares of common stock in a transaction that was not registered under the Securities Act to the spouse of Mark Kucher. Mr. Kucher is the Company's Chief Financial Officer and a Director of the Company. As of the filing of this report the shares have not been issued to this investor. The Company claims an exemption from registration afforded by
Section 4(2) of the Act since the foregoing issuance will not involve a public offering, the recipient had access to information that would be included in a registration statement, will take the shares for investment and not resale and the Company will take took appropriate measures to restrict transfer. The Company also claims an exemption from registration afforded by Regulation S under the Securities Act.

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

     Wade A. Hodges, a Director of the Company, owns a forty percent (40%) membership interest in NGXS. As contemplated by the Joint Venture, Battle Mountain and NGXS formed Pediment to explore the Nevada great basin physiographic area using a proprietary water chemistry database developed by NGXS. Mr. Hodges will provide geological services to the Joint Venture in consideration for $400 per day plus a per diem of $125 per day. Mr. Hodges received an aggregate of $31,500 for services that he provided to the Joint Venture during the period covered by this report.

     The Company entered into an employment agreement with Mark Kucher pursuant to which Mr. Kucher serves as the Company's Chief Financial Officer and as a Director of the Company. The terms of the agreement provide that it is retroactively effective on January 1, 2004. Mr. Kucher receives a base salary of $7,500 per month, effective retroactively from January 2004, that is not payable until the Company is fully vested in Pediment. Mr. Kucher has the option to receive his salary in shares, at market value, at any time. Mr. Kucher also receives three (3) weeks of paid vacation. The agreement provides for the grant of an option to Mr. Kucher to purchase 500,000 shares of the Company's common stock that vests one year after commencement of Mr. Kucher's employment with the Company, provided that if the Company terminates Mr. Kucher's employment prior to such time, the option will automatically vest in its entirety on the date of termination. On December 15, 2004, in satisfaction of the obligation to grant an option to Mr. Kucher, the Company's Board of Directors granted Mark Kucher an option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.99 per share, which option vests in its entirety on May 31, 2005, provided that if the Company terminates Mr. Kucher's employment prior to May 31, 2005, the option will automatically vest in its entirety on the date of termination. Although Mr. Kucher's employment commenced on January 1, 2004, under the terms of the employment agreement, Mr. Kucher agreed to receive the option with the later vesting date of May 31, 2005.

     As of October 31, 2004, the Company had notes payable to related parties of $153,831, of which $135,681 was owed to Mark Kucher, the Company's Chief Financial Officer and a Director of the Company, and $18,150 was owed to James McKay, the Company's Chief Executive Officer and a Director of the Company. The notes payable to related parties are due on demand and do not bear interest. The amount owed to Mr. Kucher includes $75,000 of accrued base compensation.

     On September 9, 2004, Nikoloas Bekropoulos and Philip Stanley Taneda resigned as Directors of the Company and Mark Kucher resigned as the Chief Executive Officer, President, Secretary and Treasurer. On that same day, the Company's Board of Directors, via unanimous written consent appointed James E. McKay as the Company's Chief Executive Officer, President, Secretary and Treasurer, and as a Director of the Company. The Company's Board of Directors also appointed Wade A. Hodges as a Director of the Company on September 9, 2004.

Subsequent Events

     On November 24, 2004 the Company entered into an agreement with four (4) investors to purchase an aggregate of 450,000 shares of stock at an aggregate of $450,000 (or $1.00 per share).

     On  January  4,  2005,  the  Company  dismissed Morgan & Company, Chartered
Accountants ("Morgan") as the principal independent accountant and engaged Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants ("Chisholm") as its principal independent public accountant for the fiscal year ended July 31, 2005. The disclosure required by Item 304 of regulation S-B was included in the Form 8-K filed with the Commission on January 6, 2005, and the Form 8-K/A filed on January 10, 2005, to include Morgan's letter.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     a)   Exhibits

          Exhibit  No.  Description

          2.1(1)    Exchange  Agreement

          10.1(1) Exploration Agreement with Nevada Gold Exploration Solutions, LLC, including Members' Agreement and Operating Agreement regarding Pediment Gold, LLC

          10.2(1)   Amended  Initial  Contribution  Schedule

          10.3(1)   Employment  Agreement  with  James  E.  McKay

          10.4(2) Short Form of Exploration and Development Agreement of Pediment Gold, LLC

          10.5*     Employment Agreement with Mark Kucher

          16.1(3)   Letter  from  Morgan  &  Company,  Chartered  Accountant

          31.1* Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

          31.2*     Certificate  of  the  Chief  Financial Officer pursuant
                    Section  302  of  the  Sarbanes-Oxley  Act  of  2002

          32.1*     Certificate  of  the  Chief  Executive  Officer  pursuant to
                    Section  906  of  the  Sarbanes-Oxley  Act  of  2002

          32.2* Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)     Filed  as  Exhibits  2.1,  10.1,  10.2  and  10.3,  respectively, to the
Company's  Form  8-K  filed  with  the  Commission  on  November  19,  2004.

(2) Filed as Exhibit 10.1 to the Company's Form 8-K filed with the Commission on January 6, 2005.

(3) Filed as Exhibit 16.1 to the Company's Form 8-K/A filed with the Commission on January 10, 2005.

*  Filed  Herein.

     b)     Reports  on  Form  8-K

     The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

     The Company filed the following three (3) reports on Form 8-K subsequent to the quarter for which this report is filed:

     (1) Report of Form 8-K filed with the Commission on November 19, 2004, to report a reverse merger transaction that included an entry into a material definitive agreement, an acquisition of assets, a change in control, and the departure and appointment of directors and officers.

     (2) Report of Form 8-K filed with the Commission on January 6, 2005, to report the entry into material definitive agreements, completion of the acquisition of assets, unregistered sale of equity securities, a change in certifying accountant, and the appointment of directors.

     (3) Report of Form 8-K/A filed with the Commission on January 10, 2005, to include as an exhibit a letter from Morgan & Company, Chartered Accountants, regarding the change in certifying accountants.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BATTLE MOUNTAIN GOLD EXPLORATION CORP.

DATE:  January  21, 2005                By:  /s/  James  E.  McKay
                                           -----------------------
                                           James  E.  McKay,
                                           Chief  Executive  Officer