Form 10KSB/A
period 2004-07-31
Battle Mountain Gold Exploration Corp.
filed 2005-02-11
CIK 1162177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A
                                  Amendment No. 1
(Mark One)

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

                    Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

EXPLANATORY NOTE

This Form 10-KSB/A is being filed to include additional disclosure under the heading "Subsequent Events" in "Item 1. Description of Business" regarding the terms pursuant to which the Registrant's subsidiary will earn an interest in a joint venture.

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

Prior to the Company acquiring Battle Mountain, on June 8, 2004, Battle Mountain entered into a joint venture that includes a Members Agreement and an Operating Agreement (the "Joint Venture") with Nevada Gold Exploration Solutions, L.L.C., a Nevada limited liability company ("NGXS") to explore the Nevada great basin physiographic area using a proprietary water chemistry database developed by NGXS. The Joint Venture calls for Battle Mountain's participation with NGXS in the exploration, evaluation and, if justified, the development and mining of mineral resources. Pursuant to the Joint Venture, Battle Mountain agreed to fund an aggregate of $3,250,000 (the "Initial Contribution") for an exploration program (the "Program") in connection with an opportunity to earn up to a 70% interest in Pediment Gold LLC, a newly created Nevada limited liability company ("Pediment") engaged in the gold exploration in the Nevada great basin physiographical area using a proprietary water chemistry database developed by NGXS. Battle Mountain has paid an aggregate of $1,165,000 toward the Initial Contribution, which consisted of a non-refundable payment of $325,000 in October 2004 and a payment of $840,000 in January 2005. Battle Mountain will earn a 50% interest in Pediment after Pediment expends the $840,000 payment for the land acquisition stage. The remainder of the Initial Contribution, as amended on August 15, 2004, is payable as follows: 1) $385,000 due on July 1, 2005; 2) $385,000 due on November 1, 2005; and 3) $1,315,000 due on April 1, 2006. In
determining whether Battle Mountain has funded the Program and earned an interest in Pediment, the following costs will be included: property acquisition costs, rentals royalties and other payments necessary to acquire and maintain title to property; salaries, wages, employee benefits and taxes thereon; materials, equipment and supplies; reasonable transportation; contract services and utilities; insurance premiums; damages or losses in excess of insurance proceeds; legal and regulatory costs and expenses; the cost of annual audits; taxes; overhead; costs of reasonably anticipated environmental compliance; and any other reasonable direct expenditures for the necessary and proper conduct of operations (collectively, the "Expenditures"). The administrative charge paid by Pediment to NGXS as Manager to reimburse NGXS for its home office overhead and general and administrative expenses (the "Administrative Charge") will not be counted in determining whether the Subsidiary has funded the Program and earned an interest in Pediment. The Company expects that Pediment will have expended the $840,000 payment in March 2005, at which time the Subsidiary will be considered to have earned its 50% interest in Pediment. Battle Mountain's ability to complete the Initial Contribution is contingent on Battle Mountain raising approximately $3 million dollars. NGXS will be the operator until Battle Mountain completes the Initial Contribution, at which time Battle Mountain will become the operator. If Battle Mountain completes the Initial Contribution, Battle Mountain will own 70%, and NGXS will own 30%, of Pediment which will own the properties generated by the Program, except those that may be quitclaimed to Battle Mountain. NGXS' participation will be on a carried basis. NGXS will not be required to fund the ongoing costs of additional exploration. Once Battle Mountain has completed the Initial Contribution, Battle Mountain will have the option to earn an additional 10% interest in each property owned by Pediment by funding $750,000 of additional work per property. NGXS will retain the option, but not the obligation, to conduct such additional work. If Battle Mountain does not complete the Initial Contribution, any interest in Pediment that Battle Mountain may earn will be diluted based on total expenditures made on the Property by third parties and NGXS. If Battle Mountain's interest is diluted to 25% or less, Battle Mountain's interest will be converted to a 1.25% net smelter royalty from the production of minerals from the properties owned by Pediment.

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

     31.1* Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

     31.2*          Certificate of the Principal Financial Officer pursuant
                    Section 302 of the Sarbanes-Oxley Act of 2002

     32.1*          Certificate of the Chief Executive Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

     32.2*          Certificate of the Principal Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as Exhibits 2.1, 10.1, 10.2 and 10.3, respectively, to the Company's Form 8-K filed with the Commission on November 19, 2004, and Incorporated herein by reference.

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

                                          BATTLE MOUNTAIN GOLD EXPLORATION CORP.

DATED: February 11, 2005                  By:/s/ James E. McKay
                                             ------------------
                                             James E. McKay
                                             Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                               TITLE                      DATE

/s/ James E McKay          Chief Executive Officer,     February 11, 2005
-----------------          President, Secretary,
James E. McKay             Treasurer, and Director


/s/ Mark Kucher            Director and Principal       February 11, 2005
---------------            Financial Officer
Mark Kucher

/s/ Wade A. Hodges          Director                    February 11, 2005
------------------
Wade A. Hodges