Form 10QSB/A
period 2004-10-31
Battle Mountain Gold Exploration Corp.
filed 2005-02-24
CIK 1162177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A
                                  Amendment No. 1

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

EXPLANATORY NOTE

This Form 10-QSB/A is being filed to revise the disclosure in Note 3 and Note 4 of the Notes to the unaudited financial statements and to include additional disclosure under the heading "Overview" in "Item 2. Management's Discussion and Analysis or Plan of Operation" regarding the terms pursuant to which the Registrant's subsidiary will earn an interest in Pediment Gold LLC ("Pediment") and the timing of certain payments made to Pediment. The Registrant's subsidiary has not yet earned an interest in Pediment. Accordingly, the Registrant has also made revision under the headings "Overview", "Plan of Operation", "Liquidity and Capital Resources' and "Risk Factors" to remove the disclosure that the Registrant had earned an interest in Pediment. In addition, this Form 10-QSB/A includes disclosure of a Notice of Default regarding Pediment that the Registrant received on February 11, 2005.

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

The Company inherited a joint venture agreement with Nevada Gold Exploration Solutions ("NGXS") to form Pediment Gold LLC ("Pediment") to engage in gold exploration in Nevada using a proprietary water chemistry database developed by NGXS. During the period ended October 31, 2004 the Company through its subsidiary Battle Mountain paid a total $325,000 as a non-refundable first installment towards acquiring a 70% interest into Pediment for an initial contribution of $3,250,000 (the "Initial Contribution").

As of October 31, 2004, in order to earn an interest in Pediment, the Company was required to make the following additional payments:

  - $840,000 which was completed in January 2005, for the ability to earn a 50% interest;
  - $385,000 due on July 1, 2005 which will give the Company the ability to earn a 55% interest;
  - $385,000 due on November 1,2004 which will give the Company the ability to earn a 60% interest.
  - $1,315,000 due on April 1,2006 which will give the Company the ability to earn a 70% interest.

The Company will earn the interests as set forth above after Pediment expends the amount paid by the Company on operating costs, which costs do not include an administrative charge paid by Pediment to NGXS as Manager to reimburse NGXS for its home office overhead and general and administrative expenses.

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

4.  SUBSEQUENT  EVENTS

     In January 2005, Battle Mountain, the wholly-owned subsidiary, completed an aggregate of $840,000 of payments toward the Initial Contribution in Pediment. The subsidiary paid a total of $325,000 (the "Deposit") for the period ended October 31, 2004. The additional $840,000 payment gave the subsidiary the ability to earn a 50% interest in Pediment. Battle Mountain will earn a 50% interest in Pediment after Pediment expends $840,000 during the land acquisition stage. Battle Mountain has received from NGXS a Notice of Default regarding Pediment. The Notice of Default is a result of a proposal by Battle Mountain to only acquire two (2) out of eleven (11) areas of land that were recommended by Pediment which would result in expenditures of less than the full $840,000 originally contemplated during the land acquisition stage. Battle Mountain has withdrawn approximately $740,000 from Pediment. On February 17, 2005, Battle Mountain received a letter from NGXS stating that NGXS was of the opinion that withdrawal of the money was a breach of the agreement regarding Pediment or a resignation by Battle Mountain and requesting the immediate return of the withdrawn money. In light of such withdrawal, the Notice of Default and the potential inability to settle matters with NGXS, there can be no assurance that Battle Mountain will acquire any interest in Pediment. If Battle Mountain does not acquire an interest in Pediment, Battle Mountain will not get back the Deposit and may not have any rights to the portion of the $840,000 of payments that were not withdrawn.

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

Battle Mountain has not yet earned an interest in Pediment and, as discussed under the heading "Subsequent Events" in "Item 5. Other Information", has received from NGXS a Notice of Default regarding Pediment and a letter suggesting breach of contract. Battle Mountain paid an aggregate of $1,165,000 toward the Initial Contribution, which consisted of a non-refundable payment of $325,000 in October 2004 and an aggregate of payments of $840,000 though January 2005. Under the existing joint venture agreement, Battle Mountain will earn a 50% interest in Pediment after Pediment expends $840,000 during the land acquisition stage. The remainder of the Initial Contribution, as amended on August 15, 2004, is payable as follows: 1) $385,000 due on July 1, 2005; 2) $385,000 due on November 1, 2005; and 3) $1,315,000 due on April 1, 2006. In
determining whether Battle Mountain has funded the Program and earned an interest in Pediment, the following costs will be included: property acquisition costs, rentals royalties and other payments necessary to acquire and maintain title to property; salaries, wages, employee benefits and taxes thereon; materials, equipment and supplies; reasonable transportation; contract services and utilities; insurance premiums; damages or losses in excess of insurance proceeds; legal and regulatory costs and expenses; the cost of annual audits; taxes; overhead; costs of reasonably anticipated environmental compliance; and any other reasonable direct expenditures for the necessary and proper conduct of operations (collectively, the "Expenditures"). The administrative charge paid by Pediment to NGXS as Manager to reimburse NGXS for its home office overhead and general and administrative expenses (the "Administrative Charge") will not be counted in determining whether the Subsidiary has funded the Program and earned an interest in Pediment.

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

PLAN  OF  OPERATION

     The Company can satisfy its cash requirements for the next three (3) months. It is imperative that the Company obtain $966,000 of additional financing to conduct its business operations during the next twelve months, and an additional $1,315,000 million that will become due in April 2006 for the exploration Program (or an aggregate of $2,281,000 million) to fully implement its business plan. The Company has raised approximately $1,400,000 during the last twelve (12) months of which it paid $1,165,000 toward the Initial Contribution in Pediment and approximately $141,600 for expenses. The Company is taking steps to raise equity capital or to borrow additional funds. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company does not have any commitments from its officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate financing may result in the Company having to delay, curtail, scale back or forgo its operations.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     Total current assets were $509,787 as of October 31, 2004, consisting of cash of $509,492 and prepaid assets of $295. Subsequent to the period covered by this report, the Company received an aggregate of $450,000 from investors and paid an aggregate of $840,000 toward the Initial Contribution in Pediment.

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

     It is imperative that the Company raise $966,000 million of additional capital to continue its operations during the next twelve (12) months, and an additional $1,315,000 million which will become due in April 2006 for the exploration Program (or an aggregate of $2,281,000 million) to fully implement its business plan. In addition, we accrue salary of $7,500 per month for Mark Kucher, our Chief Financial Officer, payable at such time as the Company is fully vested in Pediment, which the Company expects to occur no earlier than April 1, 2006. In September 2004, the Company completed a reverse merger transaction with Battle Mountain and the Battle Mountain shareholders. Pursuant to the Acquisition, Battle Mountain became a wholly-owned subsidiary of the Company and the Battle Mountain shareholders took control over the Company. On June 8, 2004, Battle Mountain entered into the Joint Venture that obligates Battle Mountain to make a $3.25 million dollar Initial Contribution to Pediment for an exploration Program by April 2006. Battle Mountain has paid an aggregate of $1,165,000 toward the Initial Contribution and, as a result of these payments, has the ability to earn a 50% interest in Pediment. In October 2004, Pediment entered into a Letter Agreement with Placer Dome for exploration and development on unpatented mining claims located in north-central Nevada during the three-year period beginning on October 21, 2004. Pursuant to the Letter Agreement, Pediment has the right to earn a 70% interest in the Property and to enter into a joint venture agreement covering the Property. Retention of the Letter Agreement is predicated on an initial payment of $3,000 (which Pediment paid in October 2004), and an obligation to incur an aggregate of $1 million of work expenditures on the Property during the Earn-In Period which ends on October 21, 2007. Pediment is required to incur at least $50,000 of these work expenditures during the next twelve (12) months. The Company has raised approximately $1,400,000 during the last twelve (12) months of which it paid $1,165,000 toward the Initial Contribution in Pediment and approximately $141,600 for expenses. At this time, the Company has not secured or identified any sources of financing. The Company cannot make any assurance that financing will be available on terms favorable to the Company, or at all. The Company has no commitments from officers, directors or affiliates to provide funding. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets or private sources, or that other arrangements will be available when needed or on terms satisfactory to the Company. If adequate funds are not available to the Company on acceptable terms, the Company may have to delay, curtail, scale back or forgo its business operations.

RISK  FACTORS

Risks  Relating  to  Our  Business
----------------------------------

WE  NEED TO  RAISE  $2,281,000  MILLION  OF ADDITIONAL CAPITAL.
-------------------------------------------------------------

     It is imperative that we raise $2,281,000 million of additional capital to fully implement our business plan. The Company acquired Battle Mountain which is obligated to make a $3.25 million dollar Initial Contribution for an exploration program by April 2006. Battle Mountain has paid $1,165,000 toward the Initial Contribution. In addition, we accrue salary of $7,500 per month for Mark Kucher, our Chief Financial Officer, payable at such time as the Company is fully vested in Pediment, which the Company expects to occur no earlier than April 1, 2006. In October 2004, Pediment entered into a Letter Agreement with Placer Dome for exploration and development on unpatented mining claims located in north-central Nevada during the three-year period beginning on October 21, 2004. Retention of the Letter Agreement is predicated on Pediment incurring an aggregate of $1 million of work expenditures on the Property during the Earn-In Period which ends on October 21, 2007. The Company has raised approximately $1,400,000 during the last twelve (12) months of which it used $1,165,000 toward the Initial Contribution in Pediment and approximately $141,600 for expenses. There can be no assurance that additional capital will be available to the Company, or that, if available, it will be on terms satisfactory to the Company's management. Any additional financing may involve dilution to the Company's then-existing shareholders. At this time, no other additional financing has been secured or identified. The Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain additional capital on terms satisfactory to the Company's management, or at all, may cause the Company to delay, curtail or scale back its operations.

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

     On February 11, 2005, the Battle Mountain received a Notice of Default regarding Pediment. The Notice of Default is a result of Battle Mountain's proposal to acquire only two (2) of eleven (11) areas of land recommended by Pediment. In addition, Battle Mountain has withdrawn approximately $740,000 of the $1,165,000 that Battle Mountain paid toward the Initial Contribution in Pediment. On February 17, 2005, Battle Mountain received a letter from NGXS stating that NGXS was of the opinion that withdrawal of the money was a breach of the agreement regarding Pediment or a resignation by Battle Mountain and requesting the immediate return of the withdrawn money. In light of such withdrawal, the Notice of Default, and the potential inability of Battle Mountain and NGXS to resolve their differences regarding land acquisition, there can be no assurance that Battle Mountain will earn a 50% interest in Pediment or any other joint venture owning mining claims in the State of Nevada or elsewhere. If Battle Mountain does not acquire an interest in Pediment, it will not get back the $325,000 non-refundable initial installment and may not have any rights to the portion of the $840,000 of payments that were not withdrawn. Battle Mountain may dispute the Notice of Default through arbitration. If Battle Mountain and NGXS cannot come to an agreement, Battle Mountain may seek to have the dispute resolved in accordance with Nevada law.

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

          10.3(1)   Employment  Agreement  with  James  E.  McKay

          10.4(2) Short Form of Exploration and Development Agreement of Pediment Gold, LLC

          10.5(3)   Employment Agreement with Mark Kucher

          16.1(4)   Letter  from  Morgan  &  Company,  Chartered  Accountant

          31.1* Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

          31.2*     Certificate  of  the  Chief  Financial Officer pursuant
                    Section  302  of  the  Sarbanes-Oxley  Act  of  2002

          32.1*     Certificate  of  the  Chief  Executive  Officer  pursuant to
                    Section  906  of  the  Sarbanes-Oxley  Act  of  2002

          32.2* Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)     Filed  as  Exhibits  2.1,  10.1,  10.2  and  10.3,  respectively, to the
Company's Form 8-K filed with the Commission on November 19, 2004, and incorporated by reference.

(2) Filed as Exhibit 10.1 to the Company's Form 8-K filed with the Commission on January 6, 2005, and incorporated by reference.

(3) Filed as Exhibit 10.5 to the Company's Form 10-QSB filed with the Commission on January 24, 2005, and incorporated by reference.

(4) Filed as Exhibit 16.1 to the Company's Form 8-K/A filed with the Commission on January 10, 2005, and incorporated by reference.

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

                                        BATTLE MOUNTAIN GOLD EXPLORATION CORP.

DATE:  February 24, 2005                By:  /s/  James  E.  McKay
                                           -----------------------
                                           James  E.  McKay,
                                           Chief  Executive  Officer