Form 10QSB
period 2004-09-30
Battle Mountain Gold Exploration Corp.
filed 2005-03-30
CIK 1162177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                              ---------    -----------

               Commission file number 000-50399

                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
         ----------------------------------------------------------------
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

     As of March 29, 2005, the issuer had 41,230,000 shares of common stock outstanding, of which 2,720,000 have not been issued.

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS


                        BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                           (FORMERLY HUDSON VENTURES, INC.)
                            (An Exploration Stage Company)
                              CONSOLIDATED BALANCE SHEET
                                      (Unuadited)

                                                                        SEPTEMBER 30
                                                                            2004
                                                                      ----------------
                                       A S S E T S
  CURRENT ASSETS
  ----------------
      Cash                                                            $         9,998
      Short-Term Investments                                                   65,360
      Deposits                                                                    295
                                                                      ----------------
        TOTAL CURRENT ASSETS                                                   75,653

  FIXED ASSETS
  ------------
      Property, plant and equipment, net of accumulated depreciation            2,478
                                                                      ----------------
        TOTAL FIXED ASSETS                                                      2,478

  OTHER ASSETS
  ------------
      Investment in Mining Properties                                         325,000
                                                                      ----------------
        TOTAL OTHER ASSETS                                                    325,000

                                                                      ----------------
        TOTAL  ASSETS                                                 $       403,131
                                                                      ================

                                    L I A B I L I T I E S
                                    ---------------------

  CURRENT LIABILITIES
  -------------------
      Accounts Payable and accrued liabilities                        $        10,098
      Note Payable-Related Party                                              155,533
                                                                      ----------------
        TOTAL CURRENT LIABILITIES                                             165,631
                                                                      ----------------
        TOTAL LIABILITIES                                                     165,631

                          S T O C K H O L D E R S '  E Q U I T Y
                          --------------------------------------

    Preferred Stock, $.001 par value, 10,000,000 shares authorized,                -
      zero shares issued and outstanding
    Common Stock, $.001 par value, 200,000,000 shares authorized,              38,510
      38,510,000 shares issued and outstanding
    Additional Paid-in-Capital                                                399,809
    Deficit accumulated during the exploration stage                         (200,819)
                                                                      ----------------
        TOTAL STOCKHOLDERS' EQUITY                                            237,500
                                                                      ----------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $       403,131
                                                                      ================

                      See accompanying notes to Financial Statements.


                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                        (FORMERLY HUDSON VENTURES, INC.)
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                ACCUMULATED
                                                                              JANUARY 7, 2004
                                                   THREE MONTHS ENDED       (INCEPTION) THROUGH
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                 2004              2003             2004
                                          ----------------   --------------   ---------------
REVENUES                                     $          -    $            -   $             -
--------

EXPENSES
--------

  Depreciation Expense                                  46                -                46
  Professional & Consulting                         37,500                -           117,560
  Travel & Entertainment                            16,097                -            20,102
  Rent & Office                                      3,835                -            10,215
  General & Administrative Expenses                  3,283                -             4,245
                                          ----------------   --------------   ---------------
    TOTAL EXPENSES                                  60,761                -           152,168
                                          ----------------   --------------   ---------------

INCOME (LOSS) FROM OPERATIONS                      (60,761)               -          (152,168)

OTHER INCOME  (EXPENSE)
  Interest Expense                                     (11)               -               (11)
  Unrealized Gains (Loss)                          (48,640)               -           (48,640)
                                          ----------------   --------------   ---------------

    TOTAL OTHER INCOME (EXPENSE)                   (48,651)               -           (48,651)
                                          ----------------   --------------   ---------------

INCOME (LOSS) BEFORE TAX                          (109,412)               -          (200,819)

  Tax Expense                                            -                -                 -
                                          ----------------   --------------   ---------------

    NET INCOME ( LOSS )                   $       (109,412)  $            -   $      (200,819)
                                          ================   ==============   ===============

BASIC AND DILUTED LOSS PER COMMON SHARE   $           0.00   $            -
                                          ================   ==============

                                          ================   ==============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  USED IN PER SHARE CALCULATIONS                38,510,000                -
                                          ================   ==============

                 See accompanying notes to Financial Statements.


                                   BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                                      (FORMERLY HUDSON VENTURES, INC.)
                                      ( An Exploration Stage Company)
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               ( Unaudited )

                                                                                            ACCUMULATED
                                                                                          JANUARY 7, 2004
                                                                                            (INCEPTION)
                                                               THREE MONTHS ENDED             THROUGH
                                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                             2004              2003             2004
                                                       ----------------   --------------   ---------------
Cash Flows from Operating Activities:
-------------------------------------

  Net (Loss) for the Period                            $      (109,412)   $            -   $      (200,819)

    Adjustments to Reconcile Net Loss to Net Cash
      Depreciation Expense                                          46                 -                46

    Changes in operating assets and liabilities:
       (Increase) Decrease in Short-Term Investments           (65,360)                -           (65,360)
       (Increase) Decrease in Deposits                            (295)                -              (295)
      Increase (Decrease ) in Accounts Payable                  10,098                 -            10,098

                                                       ----------------   --------------   ---------------
  Net Cash Used In Operating Activities                       (164,923)                -          (256,330)
                                                       ----------------   --------------   ---------------

Cash Flows from Investing Activities:
-------------------------------------

    Acquisition of Property, Plant and Equipment                (2,524)                -            (2,524)
    Cash Acquired in Reverse Merger                             124,005                -           124,005
                                                       ----------------   --------------   ---------------
  Net Cash Provided by Investing Activities                     121,481                -           121,481
                                                       ----------------   --------------   ---------------

Cash Flows from Financing Activities:
-------------------------------------

    Proceeds from Notes Payable - Related Party                  53,440                -           144,847
                                                       ----------------   --------------   ---------------
  Net Cash Provided By Financing Activities                      53,440                -           144,847
                                                       ----------------   --------------   ---------------

  Net Increase ( Decrease ) in Cash                               9,998                -             9,998
                                                       ----------------   --------------   ---------------

  Cash Balance,  Beginning of Period                                  -                -                 -
                                                       ----------------   --------------   ---------------

  Cash Balance,  End of Period                         $          9,998   $            -   $         9,998
                                                       ================   ==============   ===============

  Interest                                             $              -   $            -   $             -
                                                       ================   ==============   ===============

  Income Taxes                                         $              -   $            -   $             -
                                                       ================   ==============   ===============

                           See accompanying notes to Financial Statements.

                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                         (FORMERLY HUDSON VENTURES, INC.)
                          (An Exploration Stage Company)
                NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                             SEPTEMBER 30, 2004
                                (Unaudited)

1. a. BASIS OF PRESENTATION

The interim financial statements as of September 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

   b. REVERSE MERGER

On September 9, 2004 the Company acquired 11,640,000 shares (100%) of the issued and outstanding common stock of Battle Mountain Gold Exploration, Inc., a Nevada corporation, ("Battle Mountain") in exchange for 11,640,000 newly issued treasury shares of the Company's common stock pursuant to an Exchange Agreement requiring the approval of at least eighty (80%) percent of the Battle Mountain shareholders.

On September 9, 2004 in connection with the Exchange Agreement, certain Battle Mountain shareholders entered into a stock purchase agreement with two of the company's former directors to purchase an aggregate of 11,000,000 additional common shares of the Company.

The transaction will be considered to be a reverse acquisition of the Company by Battle Mountain and a recapitalization of Battle Mountain.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial mineable reserve, the Company expects to sell, lease or actively prepare the site for its extraction and enter a development stage.

2.  SIGNIFICANT ACCOUNTING POLICIES

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

                             SEPTEMBER 30, 2004
                                (Unaudited)

2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary Battle Mountain. Investments in which the Company does not have a majority voting or financial controlling interest are accounted for under the equity method of accounting unless its ownership constitutes less than a 20% interest in such entity for which such investment would then be included in the consolidated financial statements on the cost method. All significant inter-company transactions and balances have been eliminated in consolidation.

b) Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. Expenses are recognized when incurred. Fixed assets are stated at cost. Depreciation and amortization are calculated using the straight-line method and accelerated methods for income tax purposes. A total of $46 has been recorded for depreciation in the financial statements for the three months ended September 30, 2004.

c) Mineral Property Option Payments and Exploration Costs

The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of it's exploration prospects, therefore, all costs are being expensed.

d) Use of Estimates

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

e) Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not realized, a valuation allowance is recognized.

f) Marketable Securities

Management determines the appropriate classification of investment securities at the time they are acquired and evaluates the appropriateness of such classification at each balance sheet date. The classification of those securities and the related accounting policies are as follows:

Trading securities: Trading securities are held for resale in anticipation of short-term (generally 90 days or less) fluctuations in market prices. Trading securities, consisting primarily of actively traded equity securities, and are stated at fair value. Realized and unrealized gains and losses are included in income.

Available-for-sale-securities: Available-for-sale securities consist of marketable equity securities not classified as trading securities. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.

Dividends on marketable equity securities are recognized in income when declared. Realized gains and losses are determined on the basis of the actual cost of the securities sold.

                      BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                         (FORMERLY HUDSON VENTURES, INC.)
                          (An Exploration Stage Company)
                NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                             SEPTEMBER 30, 2004
                                (Unaudited)

2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

f) Loss Per Share

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

3.  LOANS PAYABLE-RELATED PARTY TRANSACTION

On July 31, 2004, a common officer and director loaned the Company the sum of $10,583 which is payable on demand and bears interest at 10% per annum. As of September 30, 2004, the unpaid balance including accrued interest of $11 was $10,594.

On September 9, 2004 as a result of the acquisition of one hundred percent (100%) of Battle Mountain, the Company inherited the shareholders' loans of Battle Mountain of $136,913. These loans are payable on demand and bear no interest. As of September 30, 2004 these shareholders loaned an additional $8,037 and the outstanding balance was $144,950.

4.  MINERAL PROPERTY INTEREST

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

The Company inherited a joint venture agreement with Nevada Gold Exploration Solutions ("NGXS") to form Pediment Gold LLC ("Pediment") to engage in gold exploration in Nevada using a proprietary water chemistry database developed by NGXS. As of the period ended September 30, 2004, the Company through its subsidiary Battle Mountain had paid an aggregate of $325,000 as a non-refundable first installment towards acquiring a 70% interest into Pediment as part of an agreed initial contribution of $3,250,000 (the "Initial Contribution").

As of September 30, 2004, in order to earn an interest in Pediment, the Company was required to make the following additional payments:

     - $840,000 which was completed in January 2005, and upon its expenditure, will give the Company an interest of 50%.
     - $385,000 due on July 1, 2005, which, upon its expenditure, will give the Company a 55% interest.

                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                         (FORMERLY HUDSON VENTURES, INC.)
                          (An Exploration Stage Company)
                NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                             SEPTEMBER 30, 2004
                                (Unaudited)

4.  MINERAL PROPERTY INTEREST (continued)

     - $385,000 due on November 1, 2005, which, upon its expenditure, will give the subsidiary a 60% interest.
     - $1,315,000 due on April 1, 2006, which, upon its expenditure, will give the Company a 70% interest.

The Company will earn the interests as set forth above after Pediment expends the amount paid by the Company on operating costs.

On September 16, 2004, Pediment entered into a ten-year mining lease (the "Mining Lease") with a rancher covering approximately 2,225 acres of land in Humboldt County, Nevada. Pediment made an initial payment of $25,000 when it entered into the mining lease. Retention of the Mining Lease is predicated on annual payments of $15,000 per year for three years, and $20,000 per year thereafter. In addition, Pediment is required to pay the rancher a royalty of 3% of Net Smelter Returns from production, if any, from the land covered by the Mining Lease.

5.  RELATED PARTY TRANSACTIONS

On June 1, 2004, the Company entered into a consulting agreement with an officer/director of the Company at a rate of $7,500 per month. In addition, the board of directors has granted and approved an option for the officer/director to purchase 500,000 shares of the Company's common stock at an exercise price of $0.99 per share. This option will vest on May 31, 2005. The Company and the officer/director may terminate the agreement at any time provided, however, that if the Company terminates the agreement for any reason, or if the officer/director and the Company mutually decide to terminate the agreement before June 1, 2007, the Company will pay severance through June 1, 2007.

As a result of the acquisition of Battle Mountain, the Company inherited an employment agreement with an officer/director of Battle Mountain and the Company. The Company's board of directors has retroactively ratified the employment agreement effective January 1, 2004. The agreement calls for payment for services at a rate of $7,500 per month commencing from January 1, 2004, but not payable until the Company is fully vested into Pediment. In addition, the officer/director was granted an option to acquire 500,000 shares of the Company's common stock at an exercise price of $0.99 per share. This option will vest on May 31, 2005. The Company and the officer/director may terminate the employment agreement at any time. If termination takes place prior to the one year anniversary, the option will be accelerated so that it is fully vested and exercisable on the date of termination.

A director of the Company provides geological services to Pediment. The director currently receives a flat rate of $8,000 per month from Pediment for his services as well as reimbursement of his actual expenses, and for each day that he works in the field, a per diem of $125 per day. Prior to certain amendments to the operating agreement in February 2005, and during the period

                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                         (FORMERLY HUDSON VENTURES, INC.)
                          (An Exploration Stage Company)
                NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                             SEPTEMBER 30, 2004
                                (Unaudited)

5.  RELATED PARTY TRANSACTIONS (continued)

covered by this report, the director received $400 per day and the $125 per diem. As of September 30, 2004, the director had received an aggregate of $42,500 for services that he provided to Pediment.

6. SUBSEQUENT EVENTS

In October 2004, Pediment, the Company's joint venture with NGXS, entered into a binding letter agreement (the "Letter Agreement") with Placer Dome U.S. Inc. ("Placer Dome") for exploration and development on unpatented mining claims located in north-central Nevada during a three-year period beginning on October 21, 2004 (the "Earn-In Period"). Pursuant to the Letter Agreement, Pediment has a right to earn a 70% interest in the mining claims after Pediment incurs an aggregate of $1 million in work expenditures on the mining claims during the Earn-In Period as follows:

     -    $50,000  during  the period October 21, 2004 through October 21, 2005;
     -    $250,000  during the period October 21, 2005 through October 21, 2006;
          and
     -    $700,000  during the period October 21, 2006 through October 21, 2007.

After Pediment earns a 70% interest in the mining claims, it may be obligated to enter into a joint venture agreement with Placer Dome. Pediment's interest in the mining claims will be subject to Placer Dome's right to earn an additional 40% interest upon the payment of $3 million to Pediment or to convert its interest into an interest in 5% of net returns.

In October 2004, the Company sold an aggregate of 900,000 shares of common stock to an unaffiliated entity for $425,000 (or $0.4722 per share).

In January 2005, Battle Mountain, the Company's wholly-owned subsidiary, paid an aggregate of $840,000 to Pediment. Battle Mountain had previously paid an accumulated total of $325,000 to Pediment. Battle Mountain will earn a 50% interest in Pediment after Pediment expends $840,000. In February 2005, Battle Mountain and NGXS amended the operating agreement regarding Pediment which resolved a dispute between them that had resulted in a Notice of Default from NGXS to Battle Mountain and claims by NGXS which suggested that Battle Mountain was in breach of the operating agreement regarding Pediment. The amended operating agreement provides, among other things, that two of eleven areas identified by Pediment will become the sole site specific project obligations between Battle Mountain and NGXS under Pediment. The land covered by the Mining Lease and the land covered by the Letter Agreement are within one of these areas. Pediment has staked 342 unpatented mining claims in Mineral County, Nevada within the second area. Upon expenditure of the land acquisition costs for the two areas, the Company will own an accelerated vested 50% interest in each of the areas for which the land acquisition costs are spent. Battle Mountain will continue to earn its interest in Pediment based on Battle Mountain's scheduled payments and Pediment's subsequent expenditure of the Initial Contribution. Costs incurred relative to either of the two areas will apply toward Battle Mountain's earn-in of an interest in Pediment and the

                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                         (FORMERLY HUDSON VENTURES, INC.)
                          (An Exploration Stage Company)
                NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                             SEPTEMBER 30, 2004
                                (Unaudited)

6. SUBSEQUENT EVENTS (continued)

specific project for which costs are made. Costs incurred that do not relate to either of the two areas will only apply toward Battle Mountain's earn-in of an interest in Pediment. The amended operating agreement also provides for the establishment of a savings account for Battle Mountain and specific controls regarding such savings account and Pediment's bank account. The controls establish the instances in which funds may be transferred into, out of and between the accounts. NGXS agreed to forgo a 3% fee for management of Pediment. All of Pediment's activities that are conducted by members of NGXS, one of which is a director of the Company, will be billed directly to Pediment at a flat rate of $8,000 per month per person plus actual expenses.

In February 2005, the Company entered into subscription agreements with four individual investors. In November 2004, these investors had previously subscribed to purchase an aggregate of 450,000 shares of the Company's common stock for an aggregate of $450,000 (or $1.00 per share). The effect of the subscription agreements entered into in February 2005 was to re-price the shares subscribed to by the investors from $1.00 per share to approximately $0.50 per share. Pursuant to the subscription agreements entered into in November 2004 and February 2005, the investors paid an aggregate of $450,004 in exchange for an aggregate of 900,000 shares of the Company's common stock.

Exploration drilling began on the Hot Pots Project on March 21, 2005.

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

     Prior to the Acquisition (discussed below), the Company either terminated or allowed its option agreements to expire on certain properties located in the Yukon Territories in Canada.

     On September 9, 2004, the Company completed a reverse merger transaction with Battle Mountain Gold Exploration, Inc. ("Battle Mountain") and the Battle Mountain shareholders. The transaction is referred to herein as the "Exchange" or the "Acquisition." Pursuant to the Acquisition, the Company acquired 11,640,000 shares of common stock (or 100%) of Battle Mountain in exchange for an aggregate of 11,640,000 newly issued treasury shares of the Company's common stock.

     The Company is a holding company for Battle Mountain. Through Battle Mountain, the Company will continue to be engaged in the business of minerals exploration, but with an emphasis on gold exploration in the State of Nevada. Except as expressly indicated or unless the context otherwise requires, the "Company," "we," "our," or "us" means Battle Mountain Gold Exploration Corp., a Nevada corporation, and its subsidiary.

     In connection with the Exchange, James E. McKay, Ken Tullar and Wade A. Hodges executed stock purchase agreements to purchase 3,700,000, 1,900,000 and 1,900,000 shares, respectively, or an aggregate of 7,500,000 shares, of the Company's common stock from Nikoloas Bekropoulos, a former Director of the Company. Additionally Bug River Trading Corp. ("Bug River"), Mark Kucher and Paul Taufen executed stock purchase agreements to purchase 2,000,000, 1,000,000 and 500,000 shares, respectively, or an aggregate of 3,500,000, shares of the Company's common stock from Dana Neill Upton, the Company's former President, Secretary, Treasurer and Director. Mark Kucher is our Chief Financial Officer and is also the beneficial owner of the shares purchased by Bug River.

     Battle Mountain was incorporated in the State of Nevada on January 7, 2004. Battle Mountain is a mineral exploration company. Battle Mountain's exploration efforts are primarily focused on gold in the State of Nevada.

     Battle  Mountain's  Joint  Venture  with  NGXS  to  Form  Pediment
     -------------------------------------------------------------------

     Prior to the Company acquiring Battle Mountain, on June 8, 2004, Battle Mountain entered into a joint venture that includes a Members Agreement and an Operating Agreement (the "Joint Venture") with Nevada Gold Exploration Solutions, L.L.C., a Nevada limited liability company ("NGXS"), to explore the Nevada great basin physiographic area using a proprietary water chemistry database developed by NGXS. The Operating Agreement was amended on February 24, 2005, as discussed below under the heading "Subsequent Events." Certain terms of such amendment that are applicable to this heading "Battle Mountain's Joint Venture with NGXS to Form Pediment" are incorporated herein. Pursuant to the agreements, Battle Mountain agreed to fund an aggregate of $3,250,000 (the "Initial Contribution") for an exploration program (the "Exploration Program") in connection with an opportunity to earn up to a 70% interest in Pediment Gold LLC, a newly created Nevada limited liability company ("Pediment") engaged in gold exploration in the Nevada great basin physiographical area using a proprietary water chemistry database developed by NGXS. Kenneth Tullar, the President and a 20% owner of NGXS, is also the beneficial owner of 5.1% of the Company's common stock. Wade A. Hodges, a 40% owner of NGXS, is also a Director of the Company and the beneficial owner of 5.1% of the Company's common stock. As discussed below under the heading "Related Party Transactions" in "Item 5. Other Information," Mr. Tullar and Mr. Hodges each receive a flat rate of $8,000 per month per person from Pediment for services that they provide to Pediment as well as reimbursement of their actual expenses, and for each day that they work in the field, a per diem of $125 per day.

     On August 15, 2004, Battle Mountain and NGXS amended the timing of the payments toward the Initial Contribution. As of September 30, 2004, Battle Mountain had paid an accumulated total of $325,000 toward the Initial Contribution. The $325,000 is a non-refundable deposit (the "Deposit"). In January 2005, Battle Mountain paid an aggregate of $840,000 of additional payments toward the Initial Contribution. Battle Mountain has not yet earned an interest in Pediment. Under the Operating Agreement, as amended, Battle Mountain will earn a 50% interest in Pediment after Pediment expends the Deposit and the $840,000 (or an aggregate of $1,165,000). The remainder of the Initial
Contribution, as amended, is payable as follows: 1) $385,000 due on July 1, 2005, the expenditure of which will give Battle Mountain a 55% interest in Pediment; 2) $385,000 due on November 1, 2005, the expenditure of which will give Battle Mountain a 60% interest in Pediment; and 3) $1,315,000 due on April 1, 2006, the expenditure of which will give Battle Mountain a 70% interest in Pediment. In determining whether Battle Mountain has funded the Exploration Program and earned an interest in Pediment, the following costs will be included: property acquisition costs, rentals royalties and other payments necessary to acquire and maintain title to property; salaries, wages, employee benefits and taxes thereon; materials, equipment and supplies; reasonable transportation; contract services and utilities; insurance premiums; damages or losses in excess of insurance proceeds; legal and regulatory costs and expenses; the cost of annual audits; taxes; overhead; costs of reasonably anticipated environmental compliance; and any other reasonable direct expenditures for the necessary and proper conduct of operations (collectively, the "Expenditures"). Battle Mountain needs to raise capital to complete the Initial Contribution.

     NGXS will be the manager of Pediment until Battle Mountain completes the Initial Contribution, at which time Battle Mountain will have the right to appoint the manager. If Battle Mountain completes the Initial Contribution, Battle Mountain will own 70%, and NGXS will own 30%, of Pediment. NGXS' participation will be on a carried basis. NGXS will not be required to fund the ongoing costs of additional exploration. If Battle Mountain does not complete the Initial Contribution, any interest in Pediment that Battle Mountain may earn will be diluted based on total expenditures made on properties by third parties and NGXS. If Battle Mountain's interest is diluted to 25% or less, Battle Mountain's interest will be converted to a 1.25% net smelter royalty from the production of minerals from the properties owned by Pediment.

     Pursuant to an amendment to the Operating Agreement in February 2005, the Hot Pots and Fletcher Junction project areas will become the sole site specific project obligations between the Company and NGXS under Pediment. Battle Mountain received an accelerated vested 50% interest in both the Hot Pots Project and the Fletcher Junction Project (discussed below). Battle Mountain will continue to earn its interest in Pediment based on Battle Mountain's scheduled payment, and Pediment's subsequent expenditure, of the Initial Contribution as set forth above. Costs incurred relative to either the Hot Pots Project or the Fletcher Junction Project will apply toward Battle Mountain's earn-in of an interest in Pediment and the specific project for which costs are made. Costs incurred that do not relate to either the Hot Pots Project or the Fletcher Junction Project will only apply toward Battle Mountain's earn-in of an interest in Pediment. Once Battle Mountain has completed the Initial Contribution, the Company will have the option to earn an additional 10% interest in the Hot Pots Project or the Fletcher Junction Project by funding $750,000 of additional work per property.

     Pediment's  Lease  with  Tomera  Ranches
     -----------------------------------------

     On September 16, 2004, Julian Tomera Ranches, Inc., Battle Mountain Division ("Tomera Ranches") entered into a ten-year mining lease (the "Tomera Lease") with Pediment covering approximately 2,225 acres of land in Humboldt County, Nevada. The Tomera Lease is part of the Hot Pots Project. Retention of the Tomera Lease is predicated on an initial payment of $25,000 (which Pediment paid in September 2004), and subsequent annual payments of $15,000 per year for three years, and $20,000 per year thereafter. In addition, Pediment is required to pay Tomera Ranches a royalty of 3% of Net Smelter Returns from production, if any, from the land covered by the Tomera Lease.

     Subsequent  Events
     ------------------

     Pediment's  Letter  Agreement  with  Placer  Dome
     --------------------------------------------------

     On October 20, Pediment entered into a binding letter agreement (the "Letter Agreement") with Placer Dome U.S. Inc. ("Placer Dome") for exploration and development during the three-year period beginning on October 21, 2004 (the "Earn-In Period") on unpatented mining claims owned by Placer Dome and located in Humboldt County, Nevada (the "Placer Dome Claims"). The Placer Dome Claims are part of the Hot Pots Project and the land on which they are located is adjacent to the land covered by the Tomera Lease. Pursuant to the Letter Agreement, Pediment has the right to earn a 70% interest in, and to enter into a joint venture agreement covering, the Placer Dome Claims. Retention of the Letter Agreement is predicated on an initial payment of $3,000 (which Pediment paid in October 2004), and an obligation to incur an aggregate of $1 million of work expenditures on the Placer Dome Claims during the Earn-In Period as follows: 1) $50,000 during the period from October 21, 2004 through October 21, 2005; 2) $250,000 during the period from October 21, 2005 through October 21, 2006; and 3) $700,000 during the period from October 21, 2006 through October 21, 2007. Pediment may acquire an undivided 70% interest in the Placer Dome Claims after incurring the full amount of the work expenditures. If Pediment acquires such interest, Pediment may be obligated to enter into a joint venture agreement with Placer Dome covering future activities on the Placer Dome Claims. Pediment's interest in the Placer Dome Claims will be subject to Placer Dome's right to earn an additional 40% interest upon the payment of $3 million to Pediment or to convert its 30% interest into an interest in 5% of net returns. In order to retain the Letter Agreement, Pediment must pay all federal claim maintenance fees (or perform sufficient assessment work) required to maintain the Placer Dome Claims, and timely make all filings and recordings required in connection therewith (collectively "Annual Maintenance"). During the Earn-In Period, Pediment is also responsible for timely payment of all taxes levied or assessed upon or against the Placer Dome Claims and any facilities or improvements located thereon. Pediment may, at any time in its sole discretion, terminate the Letter Agreement in its entirety or with respect to any portion of the Placer Dome Claims. If Pediment terminates the Letter Agreement, Pediment will have no further obligations other than those related to indemnifying Placer Dome against losses related to misrepresentation of Pediment or any exploration, development or related work conducted by Pediment on the Placer Dome Claims, reclaiming the surface of the Placer Dome Claims, and performing remediation work as to the subsurface of the Placer Dome Claims. If such termination occurs prior to June 1, 2005, or after June 1 of any other year, Pediment will also be obligated to perform Annual Maintenance for the assessment year beginning on September 1 of the year of termination.

     Amended  Operating  Agreement  of  Pediment
     -------------------------------------------

     On February 24, 2005, the Company and NGXS amended the operating agreement regarding Pediment (the "Amended Operating Agreement"). Except for changes made in the Amended Operating Agreement, Members continue on and the Operating
Agreement remains effective for all other terms and conditions. NGXS acknowledged that the Company, by agreeing to the terms of the Amended Operating Agreement cured a default under the Operating Agreement that was set forth in a notice of default dated February 11, 2005 (the "Notice of Default"). By returning approximately $704,000 to Pediment and disbursing those funds pursuant to the Authority for Expenditure Procedure as provided in the Amended Operating Agreement, the Company cured a claim of breach that was set forth in a letter dated February 17, 2005 (the "Notice of Breach"). The Company disclosed the facts and circumstances concerning the Notice of Default and the Notice of Breach in a Form 8-K filed with the Commission on February 18, 2005. Pursuant to the Amended Operating Agreement, The Hot Pots Project and the Fletcher Junction Project became the sole site specific project obligations between the Company and NGXS under Pediment. Battle Mountain received an accelerated vested 50% interest in both the Hot Pots Project and the Fletcher Junction Project. Under the Amended Operating Agreement, the Company is required, on an individual property basis, to spend $500,000 on the technical evaluation of each property (assuming the project moves through the Discovery Drilling Stage) within twelve months of commencement of the first drilling program to earn a 70% interest in the project and become Operator, with NGXS being carried for a 30% interest, subject to permitting and drill rig availability. The $500,000 to be spent on each property reflects deductions for expenditures of approximately $310,000 made to the date of the Amended Operating Agreement for the Field Examination Stage. Costs spent on each property during the Land Acquisition Stage, all expenditures of the $500,000 on each property, discussed above, and third-party farm out budgets will count towards the Company's earn-in in the specific project for which the costs are being spent and in Pediment. The amended operating agreement also provides for the establishment of a savings account for Battle Mountain and specific controls regarding such savings account and Pediment's bank account, which controls establish the instances in which funds may be transferred into, out of and between the accounts. NGXS agreed to forgo a 3% fee for management of Pediment. All of Pediment's activities that are conducted by Kenneth N. Tullar or Wade A. Hodges will be billed directly to Pediment at a flat rate of $8,000 per month per person plus actual expenses. The Company disclosed these and other material terms of the Amended Operating Agreement in a Form 8-K filed with the Commission on February 28, 2005.

     Pediment has staked 342 unpatented mining claims in Mineral County, Nevada, which claims we refer to as the "Fletcher Junction Project."

     Exploration drilling began on the Hot Pots Project on March 21, 2005.

PLAN OF OPERATION

     The Company can satisfy its cash requirements for the next ten (10) months. It is imperative that the Company obtain $1,100,000 million of additional financing to conduct its business operations during the next twelve months, and an additional $1,315,000 million that will become due to Pediment in April 2006 for the Exploration Program (or an aggregate of $2,415,000 million) to fully implement its business plan. The Company has raised approximately $1,815,000 for its gold exploration activities which it has used for payments toward the Initial Contribution in Pediment and for expenses. During the next twelve months, the Company, through Battle Mountain, is obligated to contribute $770,000 to Pediment for the Exploration Program to retain its right to earn up to a 70% interest in Pediment. Pediment in turn is required, during the next twelve months, to spend at least $50,000 on the Placer Dome Claims (pursuant to its agreement with Placer Dome) to retain its right to earn up to a 70% interest in the Placer Dome Claims and $15,000 on the Tomera Lease (pursuant to its agreement with Tomera Ranches) to retain its rights in the Tomera Lease. The Company is taking steps to raise equity capital or to borrow additional funds. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company does not have any commitments from its officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate financing may result in the Company having to delay, curtail, scale back or forgo its operations.

     The Company does not expect to purchase any plant or significant equipment during the next twelve months. The Company will heavily rely on contract labor to conduct its operations and does not expect a significant change in the number of employees during the next twelve months.

RESULTS OF OPERATIONS

     The Company acquired Battle Mountain in September 2004. The Acquisition is being accounted for as a reverse merger and recapitalization whereby Battle Mountain, the operating company which was incorporated on January 7, 2004, and has a December 31 fiscal year end, is the continuing entity for all accounting purposes.

THREE MONTHS ENDED SEPTEMBER 30, 2004

Revenues
--------

     The Company did not have any revenues during the three months ended September 30, 2004.

Expenses
--------

     For the three months ended September 30, 2004, the Company had total expenses of $60,761, consisting of professional and consulting of $37,500, travel and entertainment of $16,097, rent and office of $3,835, general and administrative expenses of $3,283, and depreciation expense of $46.

     The Company had interest expense of $11 and an unrealized loss of $48,640 for the three months ended September 30, 2004. The unrealized loss was the result of a decrease in the value of the Company's securities held for resale.

Net Loss and Net Loss Per Share
-------------------------------

     Net loss was $109,412 (or basic and diluted loss per common share of $0.00) for the three months ended September 30, 2004.

PERIOD FROM JANUARY 7, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2004

Revenues
--------

     The Company had no revenues during the period from Inception through September 30, 2004.

Expenses
--------

     During the period from Inception through September 30, 2004, the Company had total expenses of $152,168, consisting of professional and consulting of $117,560, travel and entertainment of $20,102, rent and office of $10,215, general and administrative expenses of $4,245, and depreciation expense of $46.

     The Company had interest expense of $11 and an unrealized loss of $48,640 during the period from Inception through September 30, 2004. The unrealized loss was the result of a decrease in the value of the Company's securities held for resale.

Net Loss and Net Loss Per Share
-------------------------------

     Net loss was $200,819 for the period from Inception through September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Total current assets were $75,653 as of September 30, 2004, consisting of short-term investments of $65,360, cash of $9,998 and deposits of $295.

     Total current liabilities were $165,631 as of September 30, 2004, consisting of demand notes payable to related party of $155,533, and accounts payable of $10,098. Of the notes payable to related parties, $67,500 is accrued base compensation for Mark Kucher. The Company accrues interest at a rate of 10% per annum on $10,583 of the notes payable to related parties.

     As of September 30, 2004, the Company had a working capital deficit of $89,978.

     Net cash used in operating activities was $164,923 for the three months ended September 30, 2004, consisting of net loss of $109,412, an increase in short-term investments of $65,360, and an increase in deposits of $295 that were offset by an increase in accounts payable of $10,098 and an adjustment for depreciation expense of $46.

     Net cash provided by investing activities was $121,481 for the three months ended September 30 2004, consisting of cash acquired in a reverse merger of $124,005 that was offset by the purchase of property, plant and equipment of $2,524.

     Net cash provided by financing activities was $53,440 for the three months ended September 30, 2004, that was entirely due to proceeds from notes payable to related party.

     It is imperative that the Company raise $1,100,000 million of additional capital to continue its operations during the next twelve months, and an additional $1,315,000 million that will become due to Pediment in April 2006 for the Exploration Program (or an aggregate of $2,415,000 million) to fully implement its business plan.

     In addition, we accrue salary of $7,500 per month for Mark Kucher, our Chief Financial Officer, payable at such time as the Company is fully vested in Pediment, which the Company expects to occur no earlier than April 1, 2006. In
September 2004, the Company completed a reverse merger transaction with Battle Mountain and the Battle Mountain shareholders. Pursuant to the Acquisition, Battle Mountain became a wholly-owned subsidiary of the Company and the Battle Mountain shareholders took control over the Company. Prior to the Acquisition, Battle Mountain entered into the Joint Venture pursuant to which Battle Mountain is to make a $3,250,000 million dollar Initial Contribution to Pediment for an Exploration Program by April 2006. Battle Mountain has paid an aggregate of $1,165,000 toward the Initial Contribution. Battle Mountain will earn a 50% interest in Pediment after Pediment spends $840,000 of the payments already made by Battle Mountain. However, pursuant to the Amended Operating Agreement, Battle Mountain received an accelerated vested 50% interest in the Hot Pots Project and the Fletcher Junction Project, which became the sole site specific project obligations between the Company and NGXS under Pediment. The Company is required, on an individual property basis, to spend $500,000 on the technical evaluation of the Hot Pots Project and the Fletcher Junction Project (assuming the project moves through the Discovery Drilling Stage) within twelve months of commencement of the first drilling program to earn a 70% interest in each project and become Operator. Costs spent on each property during the Land Acquisition Stage, all expenditures of the $500,000 on each property, discussed above, and third-party farm out budgets will count towards the Company's earn-in in the specific project for which the costs are being spent and in Pediment. Costs incurred that do not relate to either the Hot Pots Project or the Fletcher Junction Project will only apply toward an earn-in of an interest in Pediment. The Company has raised approximately $1,815,000 which it has used to make payments toward the Initial Contribution in Pediment and for expenses. At this time, the Company has not secured or identified any sources of financing. The Company cannot make any assurance that financing will be available on terms favorable to the Company, or at all. The Company has no commitments from officers, directors or affiliates to provide funding. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets or private sources, or that other arrangements will be available when needed or on terms satisfactory to the Company. If adequate funds are not available to the Company on acceptable terms, the Company may have to delay, curtail, scale back or forgo its business operations.

RISK FACTORS

Risks Relating to Our Business
------------------------------

WE NEED $2,415,000 MILLION OF ADDITIONAL CAPITAL.
-------------------------------------------------

     It is imperative that we raise $2,415,000 million of additional capital to fully implement our business plan. The Company acquired Battle Mountain which has agreed to make an Initial Contribution for an exploration Program by April 2006. Battle Mountain has paid $1,165,000 toward the Initial Contribution. In addition, we accrue salary of $7,500 per month for Mark Kucher, our Chief Financial Officer, payable at such time as the Company is fully vested in Pediment, which the Company expects to occur no earlier than April 1, 2006. There can be no assurance that additional capital will be available to the Company, or that, if available, it will be on terms satisfactory to the Company's management. Any additional financing may involve dilution to the Company's then-existing shareholders. At this time, no other additional financing has been secured or identified. The Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain additional capital on terms satisfactory to the Company's management, or at all, may cause the Company to delay, curtail, scale back or forgo its operations.

FUTURE DISPUTES BETWEEN THE COMPANY AND NGXS REGARDING THE OPERATING AGREEMENT
------------------------------------------------------------------------------
OF PEDIMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF
-------------------------------------------------------------------------------
OPERATION.
----------

     In February 2005, we received a Notice of Default from NGXS regarding the Operating Agreement of Pediment after we proposed that Pediment acquire an interest in two (2), rather than all eleven (11), land areas that Pediment identified for land acquisition, and that Pediment begin an initial drilling program only on the two (2) areas. We had paid an aggregate of $1,165,000 toward the Initial Contribution in Pediment. In February 2005, we withdrew a substantial amount of the funds from Pediment's account. Following the withdrawal, we received a letter from NGXS stating that NGXS was of the opinion that withdrawal was a breach of the Operating Agreement or a resignation by us and requesting the immediate return of the withdrawn money. The Company and NGXS have amended the Operating Agreement. We have returned the funds to Pediment's account pursuant to the Amended Operating Agreement and have otherwise cured the Notice of Default and letter of breach. Our agreement with NGXS regarding Pediment may be subject to future disputes that we may not be able to resolve. If we have future disputes with NGXS regarding Pediment, the Hot Pots Project or the Fletcher Junction Project, we may not be able to earn more than our 50% interest in the Hot Pots Project, our 50% interest in the Fletcher Junction
Project, or any interest in Pediment, each of which could have a material adverse effect on our business and results of operation.

FROM TIME TO TIME THE COMPANY INVESTS IN TRADING SECURITIES, THE VALUE OF WHICH
-------------------------------------------------------------------------------
IS SUBJECT TO SIGNIFICANT FLUCTUATIONS.
---------------------------------------

     From time to time the Company invests in trading securities, the value of which is subject to significant fluctuations. Our trading securities are stated at fair value and realized and unrealized gains and losses are included in income. As of September 30, 2004, most of our current assets consisted of short-term investments which represents our investment in trading securities. We had unrealized loss of $48,640 from trading securities during the three months ended September 30, 2004. If there are significant fluctuations in the value of our short-term investments, it would have a direct effect on our results of operations. If we sell our short-term investments when they have lost significant value, it will have a material adverse effect on our business and results of operations.

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR
--------------------------------------------------------------------------------
ABILITY TO CONTINUE AS A GOING CONCERN.
---------------------------------------

     In its report dated November 4, 2004, Morgan & Company, Chartered Accountants ("Morgan") expressed an opinion that there is substantial doubt about our ability to continue as a going concern based on our history of operating losses since Inception, our lack of operating revenues and our dependence on adequate financing. Our financial statements do not include any adjustments that might result from the outcome of that uncertainty. We closed a reverse merger transaction with Battle Mountain on September 9, 2004; however, Battle Mountain is itself in the exploration stage and in need of additional capital. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon future events, including obtaining $2,415,000 of financing (discussed above) to fully implement our business plan. If we are unable to continue as a going concern, you will lose your entire investment.

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

JAMES E. MCKAY, MARK KUCHER, WADE A HODGES AND KENNETH TULLAR CAN VOTE AN
-------------------------------------------------------------------------
AGGREGATE OF 42.3% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE
------------------------------------------------------------------------------
DECISIONS.
----------

     James E. McKay, Mark Kucher, Wade A Hodges and Kenneth Tullar beneficially own an aggregate of approximately 42.3% of the issued and outstanding shares of our common stock. Accordingly, they will exercise significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Messrs. McKay, Kucher, Hodges and Tullar may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

Risks Relating to Our Common Stock
----------------------------------

WE ARE NOT CURRENT IN OUR FILINGS OF OUR PERIODIC REPORTS TO THE SEC WHICH HAS
------------------------------------------------------------------------------
RESULTED IN US RECEIVING A FIFTH LETTER "E" ON OUR TRADING SYMBOL AND MAY RESULT
--------------------------------------------------------------------------------
IN OUR COMMON STOCK BEING DE-LISTED FROM TRADING ON THE OTCBB.
--------------------------------------------------------------

     We are not current in our filings with the SEC, and, as a result, we have received a fifth letter "E" on our trading symbol which is now listed on the over-the-counter Bulletin Board (the "OTCBB") as "BMGXE". We have until April 21, 2005, to become current or else our common stock will be de-listed from trading on the OTCBB. There can be no assurance that our common stock will continue to be listed on the OTCBB. If our common stock is de-listed from the OTCBB, we anticipate that it will be traded on the Pink Sheets which is generally considered to be a less liquid market than the OTCBB. In the event that our common stock is de-listed from the OTCBB, it is likely that our common stock will have less liquidity than it has, and will trade at a lesser value than it does, on the OTCBB.

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

     Our common stock is traded on the over-the-counter Bulletin Board. In recent years the stock market in general has experienced extreme price fluctuations that have often been unrelated to the operating performance of the affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions or interest rates may adversely affect the market price of our common stock.

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

OUR COMMON STOCK IS SUBJECT TO THE"PENNY STOCK" RULES OF THE SECURITIES AND
-----------------------------------------------------------------------------
EXCHANGE COMMISSION WHICH LIMITS THE TRADING MARKET IN OUR COMMON STOCK, MAKES
------------------------------------------------------------------------------
TRANSACTIONS IN OUR COMMON STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN
--------------------------------------------------------------------------
INVESTMENT IN OUR COMMON STOCK.
-------------------------------

     Our common stock is considered a "penny stock" as defined in Rule 3a51-1 promulgated by the Securities and Exchange Commission (the "Commission" or the "SEC") under the Exchange Act. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets is considered a penny stock. The Commission's Rule 15g-9 regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the rules affect the ability of broker-dealers to sell our common stock should they wish to do so because of the adverse effect that the rules have upon liquidity of penny stocks. Unless the transaction is exempt under the rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for our common stock may be adversely affected by limiting the ability of broker-dealers to sell our common stock and the ability of purchasers to resell our common stock.

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

     We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern
-------------

     We have been in the exploration stage since our formation and have not yet realized any revenues from our planned operations. The accompanying financial statements have been prepared assuming we will continue as a going concern. As shown in the accompanying financial statements, we have incurred a net loss of $152,179 for the period from Inception through September 30, 2004, and have had no sales. We had a working capital deficit of $41,338 as of September 30, 2004. These conditions among others create an uncertainty as to our ability to continue as a going concern, particularly in the event that we cannot obtain $2,415,000 million of additional financing to fully implement our business plan and to continue with our current operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of mineral properties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Marketable Securities
---------------------

     We determine the appropriate classification of investment securities at the time they are acquired and evaluate the appropriateness of such classification at each balance sheet date. Trading securities are held for resale in anticipation of short-term (generally 90 days or less) fluctuations in market prices. Trading securities, consisting primarily of actively traded equity securities, are stated at fair value. Realized and unrealized gains and losses are included in income. We had unrealized loss of $48,640 from trading securities during the three months ended September 30, 2004. Available-for-sale securities consist of marketable equity securities not classified as trading securities. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity. We did not have any holding gains or losses from available-for-sale securities during the three months ended September 30, 2004.

ITEM 3.   CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not adequately designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our board of directors is implementing a written policy whereby our management will be required to disclose to our outside counsel and auditors each material contract and each issuance of our common stock or other securities.

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

ITEM 2.  CHANGES IN SECURITIES

     (c) In December 2004, The Company issued an aggregate of 11,640,000 shares of common stock in a transaction that was not registered under the Securities Act of 1933 (the "Securities Act") to the former Battle Mountain shareholders pursuant to the Exchange whereby Battle Mountain became a wholly-owned subsidiary of the Company on September 9, 2004. The Company claims the exemption from registration afforded by Rule 506 of Regulation D under the Securities Act.

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

     On November 24, 2004, the Company's Board of Directors appointed Brian Labadie and Anthony Crews as Directors.

Related Party Transactions
--------------------------

     The Company has entered into a consulting agreement with James E. McKay, pursuant to which Mr. McKay serves as the Company's President. Mr. McKay receives a base salary of $7,500 per month, three (3) weeks of paid vacation, and an option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.99 per share that vests in its entirety on May 31, 2005.

     Wade A. Hodges, a Director of the Company, owns a forty percent (40%) membership interest in NGXS. As contemplated by the Joint Venture, Battle Mountain and NGXS formed Pediment to explore the Nevada great basin physiographic area using a proprietary water chemistry database developed by NGXS. Mr. Hodges provides geological services to the Joint Venture. He currently receives a flat rate of $8,000 per month from Pediment for services that he provides to Pediment as well as reimbursement of his actual expenses, and for each day that he works in the field, a per diem of $125 per day. The Company and NGXS came to the current terms regarding Mr. Hodges's payment as part of the Amended Operating Agreement entered into in February 2005. During the period covered by this report, Mr. Hodges was receiving $400 per day and the $125 per diem. Mr. Hodges received an aggregate of $42,500 for services that he provided to the Joint Venture during the period covered by this report.

     Kenneth Tullar, the beneficial owner of 5.2% of the Company's common stock, owns a twenty percent (20%) membership interest in NGXS. Mr. Tullar provides geological services to the Joint Venture. He currently receives a flat rate of $8,000 per month from Pediment for services that he provides to Pediment as well as reimbursement of his actual expenses, and for each day that he works in the field, a per diem of $125 per day. The Company and NGXS came to the current terms regarding Mr. Tullar's payment as part of the Amended Operating Agreement entered into in February 2004. During the period covered by this report, Mr. Tullar was receiving $400 per day and the $125 per diem. Mr. Tullar received an aggregate of $47,200 for services that he provided to the Joint Venture during the period covered by this report.

     The Company entered into an employment agreement with Mark Kucher pursuant to which Mr. Kucher serves as the Company's Chief Financial Officer and as a Director of the Company. The terms of the agreement provide that it is retroactively effective on January 1, 2004. Mr. Kucher receives a base salary of $7,500 per month, effective retroactively from January 2004 that is not payable until the Company is fully vested in Pediment. Mr. Kucher has the option to receive his salary in shares, at market value, at any time. Mr. Kucher also receives three (3) weeks of paid vacation. The agreement provides for the grant of an option to Mr. Kucher to purchase 500,000 shares of the Company's common stock that vests one year after commencement of Mr. Kucher's employment with the Company, provided that if the Company terminates Mr. Kucher's employment prior to such time, the option will automatically vest in its entirety on the date of termination. On December 15, 2004, in satisfaction of the obligation to grant an option to Mr. Kucher, the Company's Board of Directors granted Mark Kucher an option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.99 per share, which option vests in its entirety on May 31, 2005, provided that if the Company terminates Mr. Kucher's employment prior to May 31, 2005, the option will automatically vest in its entirety on the date of termination. Although Mr. Kucher's employment commenced on January 1, 2004, under the terms of the employment agreement, Mr. Kucher agreed to receive the option with the later vesting date of May 31, 2005.

     As of September 30, 2004, the Company had notes payable to related parties of $155,533, of which $144,950 is due on demand and does not bear interest and $10,583 is due on demand and bears interest at a rate of 10% per annum.

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

     10.3(1)              Employment Agreement with James E. McKay

     10.4(2) Short Form of Exploration and Development Agreement of Pediment Gold, LLC

     10.5(3)              Employment Agreement with Mark Kucher

     10.6(4)              Amendment to Operating Agreement of Pediment Gold LLC

     10.7*                Mining Lease Agreement with Tomera Ranches, Inc.

     16.1(5)              Letter from Morgan & Company, Chartered Accountant

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

(4) Filed as Exhibit 10.2 to the Company's Form 8-K filed with the Commission on February 28, 2005, and incorporated by reference.

(5) Filed as Exhibit 16.1 to the Company's Form 8-K/A filed with the Commission on January 10, 2005, and incorporated by reference.

* Filed Herein.

     b)     Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BATTLE  MOUNTAIN  GOLD  EXPLORATION  CORP.

DATE: March 30, 2004               By: /s/ James E. McKay
                                      -------------------
                                      James E. McKay,
                                      Chief Executive Officer