Form 10KSB
period 2004-12-31
Battle Mountain Gold Exploration Corp.
filed 2005-04-22
CIK 1162177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                  For the fiscal year ended December 31, 2004

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the most recent fiscal year ended December 31, 2004 were $0.

     The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of April 11, 2005, was approximately $11,387,200.

     As of April 15, 2005 the issuer had 41,030,000 shares of common stock, $.001 par value per share outstanding.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS

ITEM 1.     DESCRIPTION OF BUSINESS                                            4
ITEM 2.     DESCRIPTION OF PROPERTY                                            9
ITEM 3.     LEGAL PROCEEDINGS.                                                10
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.              11
ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.         11
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.        14
ITEM 7.     FINANCIAL STATEMENTS.                                             23
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.                            24
ITEM 8A.    CONTROLS AND PROCEDURES.                                          24
ITEM 8B.    OTHER INFORMATION.                                                24
ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.              25
ITEM 10.    EXECUTIVE COMPENSATION.                                           28
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                29
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                   30
ITEM 13.    EXHIBITS.                                                         31
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.                           31
SIGNATURES                                                                    32

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

     This section and other parts of this report contain forward-looking statements that are, by their nature, subject to risks and uncertainties. These forward-looking statements include, without limitation, statements relating to our company's operations, economic performance, financial condition, growth, investments, and operation plans. Any such statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "believe", "expect", "intend", "anticipate", "may", "should", "expects", "plans", "anticipates", "estimates", "predicts", "potential", "continue", "projects" or the negative or other variations or comparable terminology or derivatives thereof denote forward-looking statements. These statements are only predictions and by their nature involve substantial risks and uncertainties, many of which are beyond our control. Thus, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed in "Item 6. Management's Discussion and Analysis or Plan of Operation," under the heading "Risk Factors." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no obligation to publicly update any of the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

     The Company is a holding company for Battle Mountain. Through Battle Mountain, the Company will continue to be engaged in the business of minerals exploration, but with an emphasis on gold exploration in the State of Nevada. Except as expressly indicated or unless the context otherwise requires, the "Company," "we," "our," or "us" means Battle Mountain Gold Exploration Corp., a Nevada corporation, and its subsidiary, Battle Mountain Gold Exploration, Inc., also a Nevada corporation.

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

     Battle  Mountain's  Joint  Venture  with  NGXS  to  Form  Pediment
     ------------------------------------------------------------------

     Prior to the Company acquiring Battle Mountain, in June 2004, Battle Mountain entered into a joint venture that includes a Members Agreement and an Operating Agreement (the "Joint Venture") with Nevada Gold Exploration Solutions, L.L.C., a Nevada limited liability company ("NGXS"), to explore the Nevada great basin physiographic area using a proprietary water chemistry database developed by NGXS. The Operating Agreement was amended in February 2005, as discussed below under the heading "Subsequent Events." Certain terms of such amendment that are applicable to this heading "Battle Mountain's Joint Venture with NGXS to Form Pediment" are incorporated herein. Pursuant to the agreements, Battle Mountain agreed to fund an aggregate of $3,250,000 (the "Initial Contribution") for an exploration program (the "Exploration Program") in connection with an opportunity to earn up to a 70% interest in Pediment Gold LLC, a newly created Nevada limited liability company ("Pediment") engaged in gold exploration in the Nevada great basin physiographical area using a proprietary water chemistry database developed by NGXS. Kenneth Tullar, the President and a 20% owner of NGXS, is also the beneficial owner of 5.6% of the Company's common stock. Wade A. Hodges, a 40% owner of NGXS, is also a Director of the Company and the beneficial owner of 5.8% of the Company's common stock. As discussed below under the heading "Item 12. Certain Relationships and Related Party Transactions," Mr. Tullar and Mr. Hodges each receive a flat rate of $8,000 per month per person from Pediment for services that they provide to Pediment as well as reimbursement of their actual expenses, and for each day that they work in the field, a per diem of $125 per day.

     In August 2004, Battle Mountain and NGXS amended the timing of the payments toward the Initial Contribution. As of December 31, 2004, Battle Mountain had paid an accumulated total of $425,000 toward the Initial Contribution, of which $325,000 is a non-refundable deposit(the "Deposit"). In January 2005, Battle Mountain paid an aggregate of $740,000 of additional payments toward the Initial Contribution. Battle Mountain has not yet earned an interest in Pediment. Under the Operating Agreement, as amended, Battle Mountain will earn a 50% interest in Pediment after Pediment expends the Deposit and the $840,000 (or an aggregate of $1,165,000). The remainder of the Initial Contribution, as amended, is payable as follows: 1) $385,000 due on July 1, 2005, the expenditure of which will give Battle Mountain a 55% interest in Pediment; 2) $385,000 due on November 1, 2005, the expenditure of which will give Battle Mountain a 60% interest in Pediment; and 3) $1,315,000 due on April 1, 2006, the expenditure of which will give
Battle Mountain a 70% interest in Pediment. In determining whether Battle Mountain has funded the Exploration Program and earned an interest in Pediment, the following costs will be included: property acquisition costs, rentals royalties and other payments necessary to acquire and maintain title to property; salaries, wages, employee benefits and taxes thereon; materials, equipment and supplies; reasonable transportation; contract services and utilities; insurance premiums; damages or losses in excess of insurance proceeds; legal and regulatory costs and expenses; the cost of annual audits; taxes; overhead; costs of reasonably anticipated environmental compliance; and any other reasonable direct expenditures for the necessary and proper conduct of operations (collectively, the "Expenditures"). Battle Mountain needs to raise capital to complete the Initial Contribution.

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

     Pursuant to the amendment to the Operating Agreement, the Hot Pots Project and Fletcher Junction Project (discussed below) will become the sole site specific project obligations between the Company and NGXS under Pediment. Battle Mountain received an accelerated vested 50% interest in both the Hot Pots Project and the Fletcher Junction Project. Battle Mountain will continue to earn its interest in Pediment based on Battle Mountain's scheduled payment, and Pediment's subsequent expenditure, of the Initial Contribution as set forth above. Costs incurred relative to either the Hot Pots Project or the Fletcher Junction Project will apply toward Battle Mountain's earn-in of an interest in Pediment and the specific project for which costs are made. Costs incurred that do not relate to either the Hot Pots Project or the Fletcher Junction Project will only apply toward Battle Mountain's earn-in of an interest in Pediment. Once Battle Mountain has completed the Initial Contribution, the Company will have the option to earn an additional 10% interest in the Hot Pots Project or the Fletcher Junction Project by funding $750,000 of additional work per property.

     The  Hot  Pots  Project
     -----------------------

Pediment's Lease with Tomera Ranches.
------------------------------------

     In September 2004, Julian Tomera Ranches, Inc., Battle Mountain Division ("Tomera Ranches") entered into a ten-year mining lease (the "Tomera Lease") with Pediment covering approximately 2,225 acres of land in Humboldt County, Nevada. The Tomera Lease is part of the Hot Pots Project. Retention of the Tomera Lease is predicated on an initial payment of $25,000 (which Pediment paid in September 2004), and subsequent annual payments of $15,000 per year for three years, and $20,000 per year thereafter. In addition, Pediment is required to pay Tomera Ranches a royalty of 3% of Net Smelter Returns from production, if any, from the land covered by the Tomera Lease.

     Pediment's  Letter  Agreement  with  Placer Dome.
     -------------------------------------------------

     In October 2004, Pediment entered into a binding letter agreement (the "Letter Agreement") with Placer Dome U.S. Inc. ("Placer Dome") for exploration and development during the three-year period beginning on October 21, 2004 (the "Earn-In Period") on unpatented mining claims owned by Placer Dome and located in Humboldt County, Nevada (the "Placer Dome Claims"). The Placer Dome Claims are part of the Hot Pots Project and the land on which they are located is adjacent to the land covered by the Tomera Lease. Pursuant to the Letter Agreement, Pediment has the right to earn a 70% interest in, and to enter into a joint venture agreement covering, the Placer Dome Claims. Retention of the Letter Agreement is predicated on an initial payment of $3,000 (which Pediment paid in October 2004), and an obligation to incur an aggregate of $1 million of work expenditures on the Placer Dome Claims during the Earn-In Period as follows: 1) $50,000 during the period from October 21, 2004 through October 21, 2005; 2) $250,000 during the period from October 21, 2005 through October 21, 2006; and 3) $700,000 during the period from October 21, 2006 through October 21, 2007. Pediment may acquire an undivided 70% interest in the Placer Dome Claims after incurring the full amount of the work expenditures. If Pediment acquires such interest, Pediment is obligated to enter into a joint venture agreement with Placer Dome covering future activities on the Placer Dome Claims. Pediment's interest in the Placer Dome Claims will be subject to Placer Dome's right to earn an additional 40% interest upon the payment of $3 million to Pediment or to convert its 30% interest into an interest in 5% of net returns. In order to retain the Letter Agreement, Pediment must pay all federal claim maintenance fees (or perform sufficient assessment work) required to maintain the Placer Dome Claims, and timely make all filings and recordings required in connection therewith (collectively "Annual Maintenance"). During the Earn-In Period, Pediment is also responsible for timely payment of all taxes levied or assessed upon or against the Placer Dome Claims and any facilities or improvements located thereon. Pediment may, at any time in its sole discretion, terminate the Letter Agreement in its entirety or with respect to any portion of the Placer Dome Claims. If Pediment terminates the Letter Agreement, Pediment will have no further obligations other than those related to indemnifying Placer Dome against losses related to misrepresentation of Pediment or any exploration, development or related work conducted by Pediment on the Placer Dome Claims, reclaiming the surface of the Placer Dome Claims, and performing remediation work as to the subsurface of the Placer Dome Claims. If such termination occurs prior to June 1, 2005, or after June 1 of any other year, Pediment will also be obligated to perform Annual Maintenance for the assessment year beginning on September 1 of the year of termination.

     The  Fletcher  Junction  Project
     --------------------------------

     Pediment has staked 342 unpatented mining claims in Mineral County, Nevada, which claims we refer to as the "Fletcher Junction Project."

     Subsequent  Events
     ------------------

     Amended  Operating Agreement of Pediment.
     ----------------------------------------

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

     Ground  Water  Chemistry
     ------------------------

     The primary gold exploration efforts will be driven by the application of a hydro-geochemical testing program to evaluate ground water chemistry that can identify the presence of gold and associated minerals and elements in gravel-covered pediment locations, most of which have not been tested. Testing in this manner can measure the presence of gold and its associated minerals down to the parts per trillion. Pediment will conduct this testing as part of the program initially targeting Nevada's gravel-covered pediments.

     As ground water interacts with rock, it picks up a "scent" of the rocks the water passes through. If the ground water encounters gold ore or geochemically altered rocks associated with gold, distinctive water chemical signatures result. These "signatures" form plumes considerably larger than the gold deposits themselves, and present a down-slope deposit "footprint" that indicates mineralization is nearby. Once recognized, this water chemistry "scent" can be used to back track to the source gold deposit, especially when the deposit is hidden by gravels and not exposed at the surface. Ground Water Chemistry can provide a direct indication of the presence of a gravel-covered, gold-bearing system. The Company believes that Ground Water Chemistry will provide a powerful, simple and direct exploration methodology within Nevada's basin and range.

COMPETITIVE BUSINESS CONDITIONS

     The mineral industry is intensely competitive in all of its phases. Worldwide, the competitive business environment for minerals exploration is variable and dependent upon geographic location, political and regulatory environments, technology applications, and the specific mineral commodity being sought.

COPYRIGHTS, PATENTS, TRADEMARKS AND LICENSES

     NGXS granted Battle Mountain a limited, exclusive license to use the NGXS' proprietary data reduction and orientation processes for NGXS' GIS database for the State of Nevada and NGXS' proprietary water sampling protocol. The Company does not otherwise own, or hold any licenses to, any copyrights, patents, trademarks or other types of intellectual property.

NEED FOR GOVERNMENT APPROVAL AND THE EFFECTS OF REGULATIONS

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

EMPLOYEES

       The Company has two (2) employees, both of whom are employed on a full-time basis. The Company intends to use independent contractors on an as-needed basis to assist it in conducting its operating activities.

ITEM 2.     DESCRIPTION OF PROPERTY

CORPORATE HEADQUARTERS

The Company currently has a one-year lease for approximately 165 square feet of office space in Reno, Nevada that expires April 30, 2005. The Company pays $960 per month for the office space consisting of monthly base rent of $850 and a monthly charge for telephones and DSL Internet service of $110.

MINING OPERATIONS DISCLOSURE

     The Company is an exploration stage company in search of mineral deposits with an emphasis on gold exploration in the State of Nevada. The Company has no proven or probable reserves. The Company has earned an accelerated vested 50% interest in the Hot Pots Project and the Fletcher Junction Project. Pursuant to the Joint Venture, the Company has an opportunity to earn up to a 70% interest in Pediment. The Company has paid $1,165,000 towards the Initial Contribution in Pediment, but will not own an interest in Pediment until Pediment spends such funds. As of the filing of this report, the Company believes that Pediment has spent approximately $449,000; however we have not audited Pediment, the Hot Pots Project or the Fletcher Junction Project, which audits we may be required to perform and publicly disclose in our filings. Pursuant to the Operating Agreement, as amended, the Company will earn a 50% interest in Pediment after Pediment spends the remaining $716,000.

The Hot Pots Project and the Fletcher Junction Project are both in the exploration stage as they are without known reserves and the proposed program is exploratory in nature. The work to date has included surface field examination and surface and subsurface (from water wells) water sampling. The program includes soil sampling and geophysical surveys. Exploration drilling began on the Hot Pots Project in March 2005. There has not been, and there are no, plant, equipment or surface disturbances on the Fletcher Junction Project. The exploration planning and current exploration efforts are based on the earlier identification of anomalous mineral concentrations in the subsurface ground water. There are no reports concerning either the Hot Pots Project or the Fletcher Junction Project.

     The Hot Pots Project consists of two adjacent properties held by Pediment under the Tomera Lease and the Letter Agreement, discussed above. The Hot Pots Project is located in Humboldt County, in north-central Nevada. The properties are accessible by dirt roads. The Company is not aware of any history of previous mining operations or exploration activities on the property covered by the Tomera Lease. While there has been some limited exploration drilling, there is no history of previous mining operations on the property covered by the Letter Agreement. The Tomera Ranch property is an active, operating cattle ranch. The property covered by the Letter Agreement is unimproved, natural range land. The entire area of the Hot Pots Project is overlain by geologically recent gravels, believed to be several hundred feet thick. Pediment is presently negotiating for two additional properties, both of which are adjacent to the Hot Pots Project.

     The Fletcher Junction Project consists of 342 unpatented mining claims in Mineral County, west-central Nevada. The area is accessible by improved, county-maintained dirt road. Field observation indicates that there have been no recent or historical mining operations in the area. The Company is not aware of any history of previous exploration activity. The area is natural, unimproved open range and hilly land. The area is overlain by geologically recent gravels and volcanic basalt flows.

ITEM 3.     LEGAL PROCEEDINGS.

     The Company is not a party to, and its property is not the subject of, any pending legal proceeding.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We did not submit any matters to a vote of security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     "Bid" and "asked" offers for our common stock are listed on the over-the-counter Bulletin Board (the "OTCBB"). The trading symbol for our common stock was "HDSV" and was changed to "BMGX" in connection with the Company's name change that took effect on April 27, 2004. The Company's common stock was first traded on October 7, 2004.

     The following table sets forth the high and low bid prices for our common stock for the period indicated as reported on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2004                               HIGH BID      LOW BID
                                   --------     --------
October 7, 2004 - December 31,
2004 (First Available)                $1.45        $0.88

     As of April 15, 2005, the Company had 35 holders of record of the common stock. The number of holders of the common stock includes nominees of various depository trust accounts for an undeterminable number of individual stockholders.

DIVIDEND POLICY

     We have not declared or paid dividends on our common stock in the last two fiscal years. We do not anticipate paying dividends on our common stock in the foreseeable future. We intend to reinvest in our business operations any funds that could be used to pay dividends.

PENNY STOCK

     The Company's common stock is considered a "penny stock" as defined in certain rules under the Securities Exchange Act of 1934 (the "Exchange Act"). In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets is considered a penny stock. The Commission's Rule 15g-9 regarding penny stocks imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the rules affect the ability of broker-dealers to sell our common stock should they wish to do so because of the adverse effect that the rules have upon liquidity of penny stocks. Unless the transaction is exempt under the rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the
customer's  account.   In  addition,  various  state  securities  laws  impose
restrictions  on  transferring  "penny  stocks".

EQUITY COMPENSATION PLAN


                      EQUITY COMPENSATION PLAN INFORMATION
                      ------------------------------------

                                                                         Number of securities remaining
                                                                         available for future issuance
                            Number  of  securities   Weighted-average    under equity compensation plans
                            to be issued upon        exercise price of   (excluding securities to be
                            exercise  of             outstanding         issued upon exercise of
                            outstanding options,     options, warrants   outstanding options, warrants
Plan Category               warrants and rights      and rights          and rights)
-------------               -------------------     ------------------   --------------------------------

2004-2005 Non-Qualified
Stock Option Plan           1,000,000(1)              $  0.99(2)          2,500,000


(1)  Only includes options granted as of December 31, 2004, to James E. McKay and Mark D. Kucher.
(2)  In  April  2005,  the  Company  re-priced  the securities to provide for an exercise  price  of  $0.40  per  share.


RECENT SALES OF UNREGISTERED SECURITIES

     The Company has issued the following securities without registration under the Securities Act of 1933 (the "Act" or the "Securities Act") during the period covered by this report:

     In December 2001, the Company issued an aggregate of 1,500,000 shares of common stock to Dana Neill Upton, the Company's former President, Secretary and Treasurer, and Nikoloas Bekropoulos, a former Director in exchange for $1,500 (or $.001 per share). The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

     In January 2002, the Company issued an aggregate of 1,510,000 shares of common stock to twelve (12) purchasers in exchange for $15,100 (or $.01 per share). The Company claims the exemption from registration afforded by Rule 506 of Regulation D under the Securities Act. The Company also claims an exemption from registration afforded by Regulation S under the Securities Act. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

     In July 2002, the Company issued an aggregate of 77,000 shares of common stock to twenty-six (26) purchasers in exchange for $38,500 (or $.50 per share). The Company claims the exemption from registration afforded by Rule 506 of Regulation D under the Securities Act. The Company also claims an exemption from registration afforded by Regulation S under the Securities Act. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

     In September 2004, the Company entered into an Exchange with the former shareholders of Battle Mountain pursuant to which Battle Mountain became a wholly-owned subsidiary of the Company. The Company issued an aggregate of 11,640,000 shares of common stock to the former shareholders of Battle Mountain. The Exchange was one share of the Company for each share of Battle Mountain. Prior to the Exchange, Battle Mountain had sold an aggregate of 11,640,000 shares consisting of sales of an aggregate of 7,000,000 shares for $122,000 and an aggregate of 4,640,000 shares for $358,000 in January 2004 and May 2004, respectively. Battle Mountain sold the 7,000,000 shares to six (6) individuals, three of whom became executive officers and/or directors of the Company, and three (3) entities, all of which are affiliates of Mark Kucher, our Chief Financial Officer and a Director. Battle Mountain sold the 4,640,000 shares to two (2) individuals and three (3) entities, one (1) of which is an affiliate of Mr. Kucher. The Company claims the exemption from registration afforded by Rule 506 of Regulation D under the Securities Act. The Company also claims an exemption from registration afforded by Regulation S under the Securities Act for some of the issuances. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

     In October 2004, the Company sold an aggregate of 900,000 shares of common stock to an unaffiliated entity for an aggregate of $425,000 (or $0.4722 per share). The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. The Company also claims an exemption from registration afforded by Regulation S under the Securities Act. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

     In November 2004, the Company sold an aggregate of 450,000 shares of common stock to four (4) individual investors for an aggregate of $450,000 (or $1.00 per share). In February 2005, the Company changed the terms of the sale to provide for 900,000 shares for an aggregate of $450,004 (or approximately $0.50 per share). In April 2005, the Company agreed to accept $100,000 less of an investment from one of the investors. As a result of these changes in the original terms of the sale, the Company received $350,004 for an aggregate of 700,000 shares. The spouse of Mark Kucher, the Company's Chief Financial Officer and a Director of the Company, purchased 40,000 of these shares. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. The Company also claims an exemption from registration afforded by Regulation S under the Act. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

In December 2004, the Company granted options to James E. McKay and Mark D. Kucher pursuant to their employment agreements to purchase 500,000 shares of the Company's common stock with an exercise price of $0.99 per share and a vesting date of May 31, 2005. Mr. McKay serves as the Company's President pursuant to his employment agreement. Mr. Kucher serves as the Company's Chief Executive Officer and Chairman of the Company's board of directors pursuant to his employment agreement. In April 2005, the Company's board of directors amended the terms of their options to vest in their entirety on April 15, 2005, at an amended exercise price of $0.40 per share. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing grants did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

CANCELLATION  OF  SHARES

     In April 2004, Dana Neill Upton, the Company's former President, Chief Executive Officer, Secretary, Treasurer and Director cancelled 4,000,000 shares of the Company's common stock at $.001 per share (or $4,000) in contemplation of the Acquisition of Battle Mountain.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion contains certain statements that may constitute forward-looking statements. Any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words "believes," "intends," "estimates," "anticipates," "expects," "plans," or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this report should be construed as a guarantee or assurance of future performance or future results.

OVERVIEW

The Company was originally incorporated in Nevada as Hudson Ventures, Inc. on November 30, 2001. The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.
Prior to the Acquisition, the Company either terminated or allowed its option agreements to expire on certain properties located in the Yukon Territories in Canada.

     On September 9, 2004, the Company completed a reverse merger transaction with Battle Mountain and the Battle Mountain shareholders. Battle Mountain was incorporated in the State of Nevada on January 7, 2004. Battle Mountain is a mineral exploration company. Battle Mountain's exploration efforts are primarily focused on gold in the State of Nevada. Through Battle Mountain, the Company will continue to be engaged in the business of minerals exploration, but with an emphasis on gold exploration in the State of Nevada. Except as expressly indicated or unless the context otherwise requires, the "Company," "we," "our," or "us" means Battle Mountain Gold Exploration Corp., a Nevada corporation, and its subsidiary.

PLAN OF OPERATION

The Company believes that it can satisfy its current cash requirements until July 1, 2005, when a payment of $385,000 becomes due to Pediment. It is imperative that the Company obtain $2,600,000 million of additional financing during the next 12 months to complete the Initial Contribution to Pediment for the Exploration Program and earn a 70% interest in Pediment. Pediment in turn is required, during the next twelve months, to spend at least $50,000 on the Placer Dome Claims (pursuant to its agreement with Placer Dome) to retain its right to earn up to a 70% interest in the Placer Dome Claims and $15,000 on the Tomera Lease (pursuant to its agreement with Tomera Ranches) to retain its rights in the Tomera Lease. As of December 31, 2004, the Company had raised approximately $1,400,000 for its gold exploration activities, much of which it has used for payments toward the Initial Contribution and for professional and consulting expenses, general and administrative expenses, travel and entertainment expenses and rent and office expenses. The Company is taking steps to raise equity capital or to borrow additional funds. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for the Company's operations, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company does not have any commitments from its officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate financing may result in the Company having to delay, curtail, scale back or forgo its operations.

     The Company does not expect to purchase any plant or significant equipment during the next twelve (12) months.

     The Company has two (2) full-time employees consisting of James E. McKay, the Company's President, Chief Executive Officer, Secretary and Treasurer and Mark Kucher, the Company's Chief Financial Officer. The Company does not expect significant changes in the number of employees during the next twelve months. The Company will use contract labor on an as-needed basis to conduct its operations.

RESULTS OF OPERATIONS

     The Acquisition is being accounted for as a reverse merger and recapitalization whereby Battle Mountain, the operating company which was incorporated on January 7, 2004, is the continuing entity for all accounting purposes.

January  7,  2004  (Inception)  To  December  31,  2004
-------------------------------------------------------

Revenues
--------

     The Company did not generate any revenues during the period from January 7, 2004 to December 31, 2004. The Company is in its exploration stage as it has not generated any revenues from its planned operations.

Expenses
--------

     During the period from January 7, 2004 to December 31, 2004, the Company had total expenses of $280,940, consisting of professional and consulting fees of $202,643, travel and entertainment of $27,772, general and administrative expense of $32,686, rent and office of $17,653, and depreciation expense of $186.

     During the period from January 7, 2004 to December 31, 2004, the Company had total other expense of $38,263, consisting of unrealized loss of $24,200, a loss on the sale of investments of $13,796, and interest expense of $448, that were offset by other income of $181. The unrealized loss was the result of a decrease in the value of trading securities. The loss on the sale of investments was the result of the sale of a portion of these securities.

Net  Loss  and  Net  Loss  Per  Share
-------------------------------------

     The Company had a net loss of $319,203 (or basic and diluted loss per common share of $0.02) for the period from January 7, 2004 to December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Total current assets were $739,218 as of December 31, 2004, consisting of cash of $703,123, trading securities of $35,800 and deposits of $295. The Company has already used much of this cash during the first quarter of 2005 for payments toward the Initial Contribution in Pediment. The remainder of the Initial Contribution, as amended, is payable as follows: 1) $385,000 due on July 1, 2005; 2) $385,000 due on November 1, 2005; and 3) $1,315,000 due on April 1,
2006. The Company needs to raise additional capital to make all of these payments.

     Total current liabilities were $287,451 as of December 31, 2004, consisting of note payable to related party of $125,696, short-term notes of $150,000 and accounts payable and accrued liabilities of $11,755. The note payable to related party represents balances owed to the Company's officers and directors. These loans are in the form of non-interest bearing, unsecured advances. Of the note payable to related party, $90,000 is accrued base compensation for Mark Kucher, the Company's Chief Financial Officer. The short-term notes consist of $100,000 received from an investor who, in 2005, we allowed to reduce his investment from $300,000 to $200,000, and $50,000 received from Mark Kucher as a non-interest bearing loan payable no later than November 1, 2005.

     As of December 31, 2004, the Company had net working capital of $451,767 which it plans to use in 2005 for payments toward the Initial Contribution in Pediment and for general corporate purposes.

     Net cash used by operating activities was $269,560 for the period from January 7, 2004 to December 31, 2004, consisting of net loss of $319,203 and an increase in deposits of $295, that were offset by adjustments for unrealized loss on investments of $24,200 and loss on sale of investments of $13,796, an increase in accounts payable of $11,756 and an adjustment for depreciation of $186.

     Net cash used in investing activities was $501,321 for the period from January 7, 2004 to December 31, 2004, consisting of cash paid for investment in mining properties of $425,000, cash paid for short-term investments of $114,000, and cash paid for property, plant and equipment of $2,524 that were offset by cash received for sale of investments of $40,203.

     Net cash provided from financing activities was $1,474,004 for the period from January 7, 2004 to December 31, 2004, consisting of proceeds from the sale of stock of $1,198,308, proceeds from short-term notes of $150,000 and proceeds from notes payable to related party of $125,696.

     The Company believes that it can satisfy its current cash requirements until July 1, 2005, when a payment of $385,000 becomes due to Pediment. It is imperative that the Company obtain $2,600,000 of additional financing during the next twelve (12) months to fully implement its business plan and earn a 70% interest in Pediment. As of December 31, 2004, the Company had raised approximately $1,400,000 for its gold exploration activities, much of which it has used for payments toward the Initial Contribution in Pediment and for professional and consulting expenses, general and administrative expenses, travel and entertainment expenses and rent and office expenses. The Company is taking steps to raise equity capital or to borrow additional funds. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for the Company's operations, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company does not have any commitments from its officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate financing may result in the Company having to delay, curtail, scale back or forgo its operations.

RISK  FACTORS

Risks  Relating  to  Our  Business
----------------------------------

WE  NEED  $2,600,000  OF  ADDITIONAL  CAPITAL.
----------------------------------------------

     It is imperative that the Company obtain $2,600,000 of additional financing during the next twelve (12) months to fully implement its business plan. The Company acquired Battle Mountain which has agreed to make an Initial Contribution in the Exploration Program by April 2006. Battle Mountain has paid $1,165,000 toward the Initial Contribution. In addition, we accrue salary of $7,500 per month for Mark Kucher, our Chief Financial Officer, payable at such time as the Company is fully vested in Pediment, which the Company expects to occur no earlier than April 1, 2006. There can be no assurance that additional capital will be available to the Company, or that, if available, it will be on terms satisfactory to the Company's management. Any additional financing may involve dilution to the Company's then-existing shareholders. At this time, the Company has not secured or identified any additional financing. The Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain additional capital on terms satisfactory to the Company's management, or at all, may cause the Company to delay, curtail, scale back or forgo its operations.

WE  MAY  BE  REQUIRED TO PROVIDE AUDITED FINANCIAL INFORMATION FOR PEDIMENT GOLD
--------------------------------------------------------------------------------
LLC, THE  HOT  POTS PROJECT AND/OR THE FLETCHER JUNCTION PROJECT.
-----------------------------------------------------------------

     We and NGXS entered into an Operating Agreement of Pediment Gold, LLC. Pursuant to the Operating Agreement, we have an option to earn a 70% interest in Pediment provided that we make an Initial Contribution in an aggregate amount of $3,250,000. We will only earn an interest in Pediment after Pediment spends the money on the Exploration Program. We have paid $1,165,000 to Pediment which will give us a 50% interest in Pediment after Pediment spends the money. We believe that Pediment has spent approximately $449,000 on the Exploration Program; however we have not audited Pediment. In February 2005, we amended the Operating Agreement which gave us an accelerated vested interest in the Hot Pots Project and the Fletcher Junction Project, which projects became the sole site specific project obligations between us and NGXS regarding Pediment. We may be required to publicly disclose audited financial information for Pediment, the Hot Pots Project and/or the Fletcher Junction Project. If we are required to publicly disclose such audited financial information, we will have to pay the costs of such audits which will have a material adverse effect on our financial condition and results of operations. In addition, we may not be considered to have available adequate current public information for purposes of Rule 144 of the Securities Act, and among other things (discussed below), the investors who hold restricted shares of our common stock may be precluded from reselling their shares pursuant to Rule 144 until such time that we have available adequate current public information and have established a history of current filings with the SEC.

WE FACE THE RISK OF NOT BEING DEEMED CURRENT IN OUR FILINGS.
------------------------------------------------------------

     We received correspondence form the SEC dated February 16, 2005, in response to an inquiry that we made regarding filings required to change our fiscal year end in connection with a reverse merger with an operating company which had a different fiscal year end than ours. Our fiscal year end was July
31. The fiscal year end of the operating company was December 31. After the reverse merger, we intended to use December 31 as our fiscal year end. The response letter stated in pertinent part that if we intend to use December 31 as our fiscal year end, we would need to amend the Form 8-K reporting the merger to provide all required disclosure. It further stated that we should file a Form 10-QSB for the quarter ended September 30, 2004, and the period from January 7, 2004 to September 30 2004, as soon as possible, and should file the December 31, 2004 Form 10-KSB when due. We are filing such Form 10-KSB late. An "E" has been placed on our trading symbol. The response letter also stated that we would not be considered "current" for purposes of Regulation S, Rule 144, or filing on Form S-8 merely by filing the described reports, and we would not be eligible to use Form S-2 or S-3 until a sufficient history of making timely filings is established. We have not been timely in our filings in the past and we cannot provide assurance that we will be able to so in the future.

FUTURE  DISPUTES  BETWEEN THE COMPANY AND NGXS REGARDING THE OPERATING AGREEMENT
--------------------------------------------------------------------------------
OF  PEDIMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF
--------------------------------------------------------------------------------
OPERATION.
----------

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

FROM  TIME TO TIME THE COMPANY INVESTS IN TRADING SECURITIES, THE VALUE OF WHICH
--------------------------------------------------------------------------------
IS  SUBJECT  TO  SIGNIFICANT  FLUCTUATIONS.
-------------------------------------------

     From time to time the Company invests in trading securities, the value of which is subject to significant fluctuations. Our trading securities are stated at fair value and realized and unrealized gains and losses are included in income. As of December 31, 2004, we had $35,800 of net trading securities. We had a loss on the sale of stock of $13,796 and unrealized loss of $24,200 from trading securities during 2004. If there are significant fluctuations in the value of our investment in trading securities, it would have a direct effect on our results of operations. If we sell our trading securities when they have lost value, as we did during the fourth quarter of 2004, it will have a material adverse effect on our business and results of operations.

IN  THE  PAST,  WE  HAVE CHANGED THE TERMS OF VARIOUS AGREEMENTS AFTER THEY HAVE
--------------------------------------------------------------------------------
BEEN  FINALIZED AND DISCLOSED TO THE PUBLIC WHICH POSES A RISK TO OUR DISCLOSURE
--------------------------------------------------------------------------------
CONTROLS  AND  PROCEDURES AND OUR ABILITY TO TIMELY FILE ACCURATE INFORMATION IN
--------------------------------------------------------------------------------
OUR  PERIOD  AND  OTHER  REPORTS  WITH  THE  SEC.
-------------------------------------------------

     We have changed the terms of various agreements including, but not limited to subscription agreements, option agreements and other material agreements. For example, we sold 450,000 shares at $1.00 per share to four individual investors in November 2004. In February 2005, we changed the terms of this sale to 900,000 shares at $0.50 per share. In April 2005, we allowed one of the investors to invest $100,000 less than he originally intended to invest. In December 2004, we granted options with an exercise price of $0.99 per share and subsequently re-priced the options to $0.40 per share. We amended the terms of the Operating Agreement of Pediment to allow us to obtain an accelerated vested 50% interest in the Hot Pots Project and the Fletcher Junction Project. We are considering additional amendments to the Amended Operating Agreement. Future changes such as the ones mentioned here pose a risk to our disclosure controls and procedures and our ability to timely file accurate information in our periodic reports and other reports with the SEC which may have a material adverse effect on the Company and may also result in disclosed information becoming inaccurate.

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR
--------------------------------------------------------------------------------
ABILITY  TO  CONTINUE  AS  A  GOING  CONCERN.
---------------------------------------------

     In its report dated April 18, 2005, Chisholm, Bierwolf and Nilson, LLC expressed an opinion that there is substantial doubt about our ability to continue as a going concern because we do not have an established source of revenues sufficient to cover our operating costs, we do not currently possess a financial institution source of financing, and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. Our financial statements do not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon future events, including obtaining additional financing (discussed above) to fully implement our business plan. If we are unable to continue as a going concern, you will lose your entire investment.

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

WE  MAY  NOT  BE  ABLE  TO  DISCOVER  THE  PRESENCE  OF GOLD USING GROUND  WATER
--------------------------------------------------------------------------------
CHEMISTRY.
----------

     The primary gold exploration efforts will be driven by the application of a hydro-geochemical testing program to evaluate ground water chemistry that can identify the presence of gold and associated minerals and elements in gravel-covered pediment locations, most of which have not been tested. Testing in this manner can measure the presence of gold and its associated minerals down to the parts per trillion. Pediment will conduct this testing as part of the program initially targeting Nevada's gravel-covered pediments. The use of ground water chemistry is relatively new to our industry. We may not be able to identify the presence of gold and associated minerals and elements in gravel-covered pediments using ground water chemistry. If we cannot make such discoveries using ground water chemistry, it would have a material adverse effect on our business and financial condition.

WE  ARE  ENGAGED  IN  A  BUSINESS  THAT  IS  INHERENTLY  SPECULATIVE  AND RISKY.
--------------------------------------------------------------------------------

     Mineral exploration and mining is subject to risks related to a substantial or extended decline in prices of mineral commodities, property acquisition complexities, and restrictive and/or changing political, social and/or environmental laws and regulations. Even if we can implement our business plan and initiate exploration and development activities, there can be no assurance that we will find commercial quantities of minerals, or if we are able to find such minerals, that we can remove them in a profitable manner. Pediment will conduct testing using ground water chemistry to identify the presence of gold and its associated minerals. Like all other sampling methodologies, any presence of gold in a sample will not assure the presence of an economically viable gold deposit. Because of the inherently speculative and risky nature of the business in which we are engaged, our Company could fail to find commercial quantities of minerals or perform poorly, and as a result you could lose your entire investment.

JAMES  E. MCKAY, MARK D. KUCHER, WADE A. HODGES, BRIAN M. LABADIE, ANTHONY E. W.
--------------------------------------------------------------------------------
CREWS  AND  KENNETH N. TULLAR ARE THE BENEFICIAL OWNERS OF AN AGGREGATE OF 41.0%
--------------------------------------------------------------------------------
OF OUR COMMON  STOCK  AND  CAN  EXERCISE  CONTROL  OVER  CORPORATE  DECISIONS.
------------------------------------------------------------------------------

     James  E.  McKay, Mark D. Kucher, Wade A. Hodges, Brian M. Labadie, Anthony
E. W. Crews and Kenneth Tullar beneficially own an aggregate of approximately 41.0% of the issued and outstanding shares of our common stock. Accordingly, they will exercise significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Messrs. McKay, Kucher, Hodges, Labadie, Crews and Tullar may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

Risks  Relating  to  Our  Common  Stock
---------------------------------------

WE  ARE  NOT  CURRENT  IN  FILING  OUR  PERIODIC  REPORTS WITH THE SEC WHICH HAS
--------------------------------------------------------------------------------
RESULTED IN US RECEIVING A FIFTH LETTER "E" ON OUR TRADING SYMBOL AND MAY RESULT
--------------------------------------------------------------------------------
IN OUR COMMON STOCK BEING DE-LISTED FROM TRADING ON THE OTCBB.
--------------------------------------------------------------

     We are not current in our filings with the SEC, and, as a result, we have received a fifth letter "E" on our trading symbol which is now listed on the OTCBB as "BMGXE". If we do not become current our common stock will be de-listed from trading on the OTCBB. There can be no assurance that our common stock will continue to be listed on the OTCBB. If our common stock is de-listed from the OTCBB, we anticipate that it will be traded on the Pink Sheets which is generally considered to be a less liquid market than the OTCBB. In the event that our common stock is de-listed from the OTCBB, it is likely that our common stock will have less liquidity than it has, and will trade at a lesser value than it does, on the OTCBB. In addition, investors who hold restricted shares of our common stock may be precluded from reselling their shares pursuant to Rule 144 of the Securities Act until such time that we can establish a history of current filings with the SEC.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern
-------------

     We have been in the exploration stage since our formation and have not yet realized any revenues from our planned operations. The accompanying financial statements have been prepared assuming we will continue as a going concern. As shown in the accompanying financial statements, we have an accumulated deficit, and have had no sales. These conditions among others create an uncertainty as to our ability to continue as a going concern, particularly in the event that we cannot obtain $2.6 million of additional financing to fully implement our business plan and to continue with our current operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of mineral properties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Marketable  Securities
----------------------

     We determine the appropriate classification of investment securities at the time they are acquired and evaluate the appropriateness of such classification at each balance sheet date. Trading securities are held for resale in anticipation of short-term (generally 90 days or less) fluctuations in market prices. Trading securities, consisting primarily of actively traded equity securities, are stated at fair value. Realized and unrealized gains and losses are included in income. We had a loss from the sale of stock of $13,796 during the period from January 7, 2004 to December 31, 2004, which was related to our investment. Available-for-sale securities consist of marketable equity securities not classified as trading securities. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity. We did not have any holding gains or losses from available-for-sale securities during the period from January 7, 2004 to December 31, 2004.

Mineral Property  Option  Payments  and  Exploration  Costs
----------------------------------------------------------

     We expense all costs related to the maintenance and exploration of mineral claims in which we have secured exploration rights prior to establishment of proven and probable reserves. To date, we have not established the commercial feasibility of our exploration prospects; therefore, all costs are being expensed.

JOINT VENTURES

     In June 2004, we and NGXS signed a Member's Agreement and an Operating Agreement of Pediment Gold LLC to explore the Nevada great basin physiographic area using a proprietary water chemistry database developed by NGXS. We have committed to make an Initial Contribution to Pediment in an aggregate amount of $3.25 million through April 1, 2006 for the Exploration Program. We need to raise additional capital to complete the Initial Contribution. Under the terms of the Operating Agreement, we will not acquire an interest in Pediment until Pediment meets the following minimum expenditures: $1,165,000, an additional $385,000, an additional $385,000 and a final $1,315,000 which will give us a 50% interest, a 55% interest, a 60% interest, and a 70% interest, respectively. We have paid $1,165,000 to Pediment. We believe that Pediment has spent approximately $449,000 on the Exploration Program, but we have not performed an audit of Pediment, which audit we may be required to perform and publicly disclose in our filings. NGXS will be the manager of Pediment until such time as we complete the Initial Contribution, at which time we will have the right to appoint the manager. If we complete the Initial Contribution, NGXS' 30% participation will be on a carried basis. NGXS will not be required to fund the ongoing costs of additional exploration. We may elect to earn no more than a 50% interest, or no interest at all, in which case the interest earned, if any, will be diluted based on total expenditures made on Pediment's properties by third parties and NGXS. If our interest is diluted to 25% or less, our interest will be converted to a 1.25% net smelter royalty. In February 2005, we and NGXS amended certain terms of the Operating Agreement which gave us an accelerated vested interest in the Hot Pots Project and the Fletcher Junction Project. Pursuant to the terms of the Amended Operating Agreement, these projects became the sole site specific project obligations between us and NGXS regarding Pediment. We and NGXS entered into the Amended Operating Agreement as a result of disputes between us. In February 2005, we received a Notice of Default from NGXS regarding the Operating Agreement of Pediment after we proposed that Pediment only acquire an interest in the Hot Pots Project and the Fletcher Junction Project, rather than all eleven (11) projects that Pediment identified for land acquisition, and that Pediment begin an initial drilling program only on the project that we proposed to be acquired. Also, in February 2005, we withdrew a substantial amount of the funds from Pediment's account. Following the withdrawal, we received a letter from NGXS stating that NGXS was of the opinion that the withdrawal was a breach of the Operating Agreement or a resignation by us and requesting the immediate return of the withdrawn money. We have since returned the funds to Pediment's account pursuant to the Amended Operating Agreement and we have otherwise cured the Notice of Default and letter of breach. Our agreement with NGXS may be subject to future disputes that we may not be able to resolve. If we have future disputes with NGXS regarding Pediment, the Hot Pots Project or the Fletcher Junction Project, we may not be able to earn more than our 50% interest in the Hot Pots Project, our 50% interest in the Fletcher Junction Project, or any interest in Pediment, each of which events could have a material adverse effect on our business and results of operation. We have not performed an audit of either the Hot Pots Project or the Fletcher Junction Project, which audits we may be required to perform and publicly disclose in our filings. If we are required to publicly disclose audited financial information for Pediment, the Hot Pots Project and/or the Fletcher Junction Project, it will have a material adverse effect on our financial condition and results of operations. In addition, we may not be considered to have available adequate current public information for purposes of Rule 144 of the Securities Act, and among other things, the investors who hold restricted shares of our common stock may be precluded from reselling their shares pursuant to Rule 144 until such time that we have available adequate current public information and have established a history of current filings with the SEC.

     In October 2004, Pediment entered into the Letter Agreement with Placer Dome for exploration and development on the Placer Dome Claims during the three-year Earn-In Period which began on October 21, 2004. The Placer Dome Claims are part of the Hot Pots Project. Part of the Initial Contribution that we make to Pediment will be used for the Placer Dome Claims. Pediment made an initial payment of $3,000 and committed to spend $1 million on work expenditures during the Earn-In Period. Pediment has the right to earn an undivided 70% interest and joint venture the Placer Dome Claims after incurring the full amount of the work expenditures. Pediment's interest in the Placer Dome Claims will be subject to Placer Dome's right to earn an additional 40% interest upon the payment of $3 million to Pediment or to convert its 30% interest into an interest in 5% of net returns. In order to retain the Letter Agreement, Pediment must pay all federal claim maintenance fees (or perform sufficient assessment work) required to maintain the Placer Dome Claims including Annual Maintenance. During the Earn-In Period, Pediment is also responsible for timely payment of all taxes levied or assessed upon or against the Placer Dome Claims and any facilities or improvements located thereon. Pediment may, at any time in its sole discretion, terminate the Letter Agreement in its entirety or with respect to any portion of the Placer Dome Claims. If Pediment terminates the Letter Agreement, Pediment will have no further obligations other than those related to indemnifying Placer Dome against losses related to misrepresentation of Pediment or any exploration, development or related work conducted by Pediment on the Placer Dome Claims, reclaiming the surface of the Placer Dome Claims, and performing remediation work as to the subsurface of the Placer Dome Claims. If such termination occurs prior to June 1, 2005, or after June 1 of any other year, Pediment will also be obligated to perform Annual Maintenance for the assessment year beginning on September 1 of the year of termination.

ITEM 7.     FINANCIAL STATEMENTS.

                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                          Audited Financial Statements
                         For the Period January 7, 2004
                                     through
                                December 31, 2004

Chisholm
  Bierwolf &                                      533 West 2600 South, Suite 250
    Nilson, LLC                                            Bountiful, Utah 84010
                                                          Phone:  (801) 292-8756
Certified Public Accountants                                Fax:  (801) 292-8809
--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To  the  Stockholders  and  Board  of  Directors
BATTLE  MOUNTAIN  GOLD  EXPLORATION  CORP.

We have audited the accompanying balance sheet of BATTLE MOUNTAIN GOLD EXPLORATION CORP. (a Nevada Corporation) (an exploration stage company) as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the period January 7, 2004 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Battle Mountain Gold Exploration Corp. (an exploration stage company)at December 31, 2004, and the results of its operations and cash flows for the period January 7, 2004 through December 31, 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that BATTLE MOUNTAIN GOLD EXPLORATION CORP. (an exploration stage company) will continue as a going concern. As discussed in Note 8 to the financial statements, BATTLE MOUNTAIN GOLD EXPLORATION CORP. has suffered a loss during the year which raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm,  Bierwolf  &  Nilson,  LLC

Chisholm,  Bierwolf  &  Nilson,  LLC
Bountiful,  Utah
April 18, 2005


                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                        (FORMERLY HUDSON VENTURES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET


                                                                     DECEMBER 31,
                                                                         2004
                                                                      -----------
                                  A S S E T S
                                  -----------
CURRENT ASSETS
--------------

      Cash                                                            $  703,123
      Trading Securities, net                                             35,800
      Deposits                                                               295
                                                                      -----------
        TOTAL CURRENT ASSETS                                             739,218


FIXED ASSETS, NET                                                          2,338
-----------------

OTHER ASSETS
------------
      Investment in Mining Properties                                    425,000
                                                                      -----------
        TOTAL OTHER ASSETS                                               425,000

                                                                      -----------
        TOTAL  ASSETS                                                 $1,166,556
                                                                      ===========

                              L I A B I L I T I E S
                              ---------------------

CURRENT LIABILITIES
-------------------
      Accounts Payable and accrued liabilities                        $   11,755
      Short Term Notes                                                   150,000
      Note Payable-Related Party                                         125,696
                                                                      -----------
        TOTAL CURRENT LIABILITIES                                        287,451
                                                                      -----------
        TOTAL LIABILITIES                                                287,451


                      S T O C K H O L D E R S ' E Q U I T Y
                      -------------------------------------

      Preferred Stock, 10,000,000 Authorized, $.001 Par Value, Zero
        Shares Issued and Outstanding                                          -

      Common Stock, 200,000,000 Authorized, $.001 Par Value,
        40,110,000 Shares Issued and Outstanding                          40,110

      Additional Paid-in-Capital                                       1,158,198
      Deficit accumulated during the exploration stage                  (319,203)
                                                                      -----------

        TOTAL STOCKHOLDERS' EQUITY                                       879,105
                                                                      -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $1,166,556
                                                                      ===========


                      See accompanying notes to financial statements.


                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                        (FORMERLY HUDSON VENTURES, INC.)
                         (AN EXPLORATION STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      ACCUMULATED
                                                                    JANUARY 7, 2004
                                                                  (INCEPTION) THROUGH
                                                  DECEMBER 31,        DECEMBER 31,
                                               2004         2003         2004
                                           ------------  ----------  ------------
REVENUES                                   $         -   $       -   $         -
--------

EXPENSES
--------

  Depreciation Expense                             186                       186
  Professional & Consulting                    202,643                   202,643
  Travel & Entertainment                        27,772                    27,772
  Rent & Office                                 17,653                    17,653
  General & Administrative Expenses             32,686                    32,686
                                           ------------  ----------  ------------
    TOTAL EXPENSES                             280,940           -       280,940
                                           ------------  ----------  ------------


INCOME (LOSS) FROM CONTINUING OPERATIONS      (280,940)                 (280,940)

OTHER INCOME  (EXPENSE)
  Interest Expense                                (448)                     (448)
  Unrealized Gains ( Loss)                     (24,200)                  (24,200)
  Loss on Sale of Investments                  (13,796)                  (13,796)
  Other Income                                     181                       181
                                           ------------  ----------  ------------
    TOTAL OTHER INCOME (EXPENSE)               (38,263)          -       (38,263)
                                           ------------  ----------  ------------

INCOME (LOSS) BEFORE TAXES                    (319,203)                 (319,203)

  Tax Expense                                        -

    NET INCOME ( LOSS )                    $  (319,203)  $       -   $  (319,203)
                                           ============  ==========  ============

BASIC AND DILUTED LOSS PER COMMON SHARE    $     (0.02)  $       -   $     (0.02)
                                           ============  ==========  ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  USED IN PER SHARE CALCULATIONS            19,391,667           -    19,391,667
                                           ============  ==========  ============


                 See accompanying notes to financial statements.


                                           BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                                               (FORMERLY HUDSON VENTURES, INC.)
                                               ( AN EXPLORATION STAGE COMPANY)
                                              STATEMENT OF  STOCKHOLDERS' EQUITY
                                 FROM INCEPTION ON JANUARY 7, 2004 THROUGH  DECEMBER 31, 2004

                                                                                                      DEFICIT
                                                                                                     ACCUMULATED     TOTAL
                                                                                                       DURING     STOCKHOLDERS'
                                       PREFERRED STOCK          COMMON STOCK         ADDITIONAL      EXPLORATION     EQUITY
                                     SHARES       AMOUNT      SHARES      AMOUNT    PAID-IN-CAPITAL     STAGE      (DEFICIT)
                                   -----------  ----------  -----------  ---------  ----------------  ----------  -----------
BALANCE, JANUARY 7, 2004                    -   $       -            -   $      -   $             -    $       -  $         -


January 2004 - Shares Issued for
  cash at $0.02 per share                                    7,000,000       7,000          115,000                  122,000


May 2004 - Shares issued for
  cash at $0.08 per share                                    4,640,000       4,640          353,360                  358,000


September 2004 - Reverse merger
  adjustment                                                26,870,000      26,870          (83,562)                 (56,692)

October 2004 - Shares Issued for
  cash at $0.47                                                900,000         900          424,100                  425,000

November 2004 - Shares Issued for                              700,000         700          349,300                  350,000
  cash at $0.50 per share

Net Loss from Inception on
  January 7, 2004 through
  December 31, 2004                                                                                     (319,203)   (319,203)
                                   -----------  ----------  -----------  ---------  ----------------  ----------  -----------
BALANCE, DECEMBER 31, 2004                  -   $       -   40,110,000    $ 40,110  $     1,158,198   $ (319,203) $  879,105
                                   ===========  ==========  ===========  =========  ================  ==========  ===========

                 See accompanying notes to financial statements


                         BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                            (FORMERLY HUDSON VENTURES, INC.)
                            ( AN EXPLORATION STAGE COMPANY)
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               ACCUMULATED
                                                                             JANUARY 7, 2004
                                                                               (INCEPTION)
                                                                                 THROUGH
                                                           DECEMBER 31,         DECEMBER 31,
                                                         2004         2003         2004
                                                      -----------  -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

  Net (Loss) for the Period                           $ (319,203)  $        -   $(319,203)

  Adjustments to Reconcile Net Loss to Net Cash
    Depreciation                                             186                      186
    Unreaized Loss on Investments                         24,200                   24,200
    Loss on Sale of Investments                           13,796                   13,796
  Changes in operating assets and liabilities:
    (Increase) Decrease in Deposits                         (295)                    (295)
    Increase (Decrease ) in Accounts Payable              11,756                   11,756
                                                      -----------  -----------  ----------
  NET CASH PROVIDED ( USED ) BY OPERATING ACTIVITIES    (269,560)           -    (269,560)
                                                      -----------  -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

    Cash Paid for Property, Plant and Equipment           (2,524)                  (2,524)
    Cash Paid for Short Term Investments                (114,000)                (114,000)
    Cash Received For Sale of Investments                 40,203                   40,203
    Cash Paid For Investment in Mining Properties       (425,000)                (425,000)
                                                      -----------  -----------  ----------
  NET CASH USED IN INVESTING ACTIVITIES                 (501,321)           -    (501,321)
                                                      -----------  -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

    Proceeds from Notes Payable - Related Party          125,696                  125,696
    Proceeds from Sale of Stocks                       1,198,308                1,198,308
    Proceeds from Short Term Notes                       150,000                  150,000
                                                      -----------  -----------  ----------
  NET CASH PROVIDED FROM FINANCING ACTIVITIES          1,474,004                1,474,004
                                                      -----------  -----------  ----------
  Net Increase ( Decrease ) in Cash                      703,123                  703,123
                                                      -----------  -----------  ----------

  Cash, Beginning of Period                                    -            -           -
                                                      -----------  -----------  ----------

  CASH, END OF PERIOD                                 $  703,123   $        -   $ 703,123
                                                      ===========  ===========  ==========

  Supplemental Cash Flow Information
             Cash Paid For : Interest                 $        -   $        -   $       -
                                                      ===========  ===========  ==========

            Cash Paid For : Income Taxes              $        -   $        -   $       -
                                                      ===========  ===========  ==========

                    See accompanying notes to financial statements.

                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

ORGANIZATION
------------

The  Company  was  incorporated  in the State of Nevada, U.S.A., on November 30,
2001.

On April 15, 2004, the Company reorganized as follows: i) changed its name to Battle Mountain Gold Exploration Corp.; ii) affected a 10:1 forward stock split; iii) increased its authorized shares to two hundred million(200,000,000) shares of common stock; iv)reauthorized the par value of $0.001 per share of common stock; v)reauthorized ten million (10,000,000) shares of preferred stock; and vi) reauthorized the par value of $0.001 per share of preferred stock.

Prior to the forward stock split, 400,000 (pre-split) common shares were cancelled and returned to treasury. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the forward stock split.

On September 9, 2004 the Company acquired 11,640,000 shares (100%) of the issued and outstanding common stock of Battle Mountain Gold Exploration, Inc., a Nevada corporation, ("Battle Mountain") in exchange for 11,640,000 newly issued treasury shares of the Company's common stock. In connection with the Exchange Agreement, certain Battle Mountain shareholders entered into a stock purchase agreement with two of the company's former directors to purchase an aggregate of 11,000,000 additional common shares of the Company. The transaction will be considered to be a reverse acquisition and a recapitalization of the Company. Therefore, the accounting history presented is that of Battle Mountain.

Battle Mountain was incorporated under the laws of the State of Nevada on January 7, 2004 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial mineable reserve, the company expects to sell, lease or actively prepare the site for its extraction and enter a development stage.

                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)
------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION
---------------------------

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

ACCOUNTING METHOD
-----------------

The Company's financial statements are prepared using the accrual method of accounting. Expenses are recognized when incurred. Fixed assets are stated at cost. Depreciation and amortization are calculated using the straight-line method and accelerated methods for income tax purposes. A total of $186 has been recorded for depreciation in the financial statements for the period ended
December  31,  2004.

MINERAL PROPERTY OPTION PAYMENTS AND EXPLORATION COSTS
------------------------------------------------------

The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

CONCENTRATIONS
--------------

Financial instruments that potentially subject Battle Mountain Gold Exploration Corp. (the Company) to concentrations of credit risks consist of cash and cash equivalents. The Company places its cash and cash equivalents at well-known, quality financial institutions.

                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)
------------------------------------------------------------

USE OF ESTIMATES
----------------

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

INCOME TAXES
------------

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not realized, a valuation allowance is recognized.

CASH AND CASH EQUIVALENTS
-------------------------

The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of checking accounts and money market funds.

EARNINGS PER COMMON SHARE
-------------------------

The Company adopted Financial Accounting Standards SFAS No.128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Potentially issuable common shares related to warrants and options are excluded from the calculation of fully diluted loss per share because their inclusion would be anti-dilutive.

                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)
------------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, ACCOUNTING FOR REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES. This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be reported as liabilities. SFAS No. 150 also requires disclosure relating to the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No.150 did not have an impact on Company's financial statements.

In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS. The guidance in APB Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change

                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)
------------------------------------------------------------

RECENT  ACCOUNTING  PRONOUNCEMENTS  (CON'T)
--------------------------------------------

significantly as a result of the exchange. The adoption of SFAS No. 153 did not have an impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123, SUMMARY OF STATEMENT NO. 123 (REVISED 2004). This Statement is a revision of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This Statement supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES. The Company is currently evaluating the provisions of SFAS 123(R) and the impact that it will have on future share based employee compensation programs.

NOTE 2 - MARKETABLE SECURITIES
------------------------------

Pursuant to SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" management determines the appropriate classification of investment securities at the time they are acquired and evaluates the appropriateness of such classification at each balance sheet date. The classification of those securities and the related accounting policies are as follows:

Trading securities: Trading securities are held for resale in anticipation of short-term (generally 90 days or less) fluctuations in market prices. Trading securities, consisting primarily of actively traded equity securities, are stated at fair value. Realized and unrealized gains and losses are included in income.

                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 2 - MARKETABLE SECURITIES (CON'T)
---------------------------------------

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

Marketable securities consist of a listed common stock with a fair market value based on specific identification of $35,800 as of December 31, 2004. Unrealized losses as of December 31, 2004 were $24,500.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

As of December 31, 2004 the Company had issued promissory notes to the directors and officers of the Company in the amount of $125,696. The notes are non-interest bearing, unsecured and due on demand.

On November 10, 2004 the Company issued a promissory note to an officer of the Company in the amount of $50,000. This note is non-interest bearing, and is due and payable in full on November 1, 2005.

The Company entered into an employment agreement with an officer/director of the Company at rate of $7,500 per month.

NOTE 4-PROPERTY, PLANT AND EQUIPMENT
------------------------------------

Property, plant and equipment consist of the following:

                                                       ACCUMULATED
                              USEFUL   DEPRECIATION   DEPRECIATION    NET BOOK
                    COST       LIFE       EXPENSE        EXPENSE       VALUE
--------------------------------------------------------------------------------

Equipment            382       3yrs          43            43          339

Furniture          2,142       5yrs         143           143        1,999
                   -----                    ---           ---        -----
TOTAL              2,524                    186           186        2,338
                   -----                    ---           ---        -----

                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 5- NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK
-----------------------------------------------------

The computation of earning (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements consisting of the following:


                               For the Year Ended
                               December 31, 2004
                               ==================
Basic Loss per share:
Loss   (numerator)                  $  (319,203)
Shares (denominator)                 19,391,667
                               ==================
Per Share Amount                    $     (0.02)
                               ==================
Fully Diluted Earnings per share:
Loss   (numerator)                  $  (319,203)
Shares (denominator)                 19,391,667
                               ==================
Per Share Amount                    $     (0.02)
                               ==================


NOTE 6 - MINERAL PROPERTY INTEREST
----------------------------------

In October 2004, Pediment Gold LLC ("Pediment"), the Company's joint venture with Nevada Gold Exploration Solutions, L.L.C., a Nevada limited liability company ("NGXS"), entered into a binding letter agreement (the "Letter Agreement") with Placer Dome U.S. Inc.("Placer Dome")for exploration and development on unpatented mining claims located in north-central Nevada during a three-year period beginning on October 21,2004 (the "Earn-In Period"). Pursuant to the Letter Agreement, Pediment has a right to earn a 70% interest in the mining claims after Pediment incurs an aggregate of $1 million in work expenditures on the mining claims during the Earn-In Period as follows:

     -    $50,000  during  the period October 21, 2004 through October 21, 2005;
     -    $250,000  during the period October 21, 2005 through October 21, 2006;
          and
     -    $700,000  during the period October 21, 2006 through October 21, 2007.

                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 6 - MINERAL PROPERTY INTEREST (CON'T)
-------------------------------------------

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

During the year ended December 31, 2004 the Company entered into a joint venture agreement with NGXS to form Pediment to engage in gold exploration in Nevada using a proprietary water chemistry database developed by NGXS. As of the year ended December 31, 2004, the Company paid an aggregate of $425,000, of which $325,000 is a non-refundable first installment towards acquiring a 70% interest into Pediment as part of an agreed initial contribution of $3,250,000 (the "Initial Contribution").

As of December 31, 2004, in order to earn an interest in Pediment, the Company was required to agree to make the following additional payments:

     - $840,000 which was completed in January 2005, and upon its expenditure, will give the Company an interest of 50%.
     - $385,000 due on July 1, 2005, which, upon its expenditure, will give the Company a 55% interest.
     - $385,000 due on November 1, 2005, which, upon its expenditure, will give the Company a 60% interest.
     - $1,315,000 due on April 1, 2006, which, upon its expenditure, will give the Company a 70% interest.

The Company will earn the interests as set forth above after Pediment expends the amount paid by the Company on operating costs.

                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 7 - FEDERAL INCOME TAX
---------------------------

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry-forwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.

The Company has incurred a loss of ($319,203) that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. This net operating loss carry-forward will expire in the year 2024. This loss is presented as follows:

Current tax Asset value Net Operating
Loss Carry-forward at Current Prevailing
Adjusted Federal Tax Rate of 34%:                               $ 108,529
Evaluation Allowance                                             (108,529)
                                                                ----------

Net Tax Asset                                                   $       -
                                                                ==========
 Current Income Tax Expense                                     $       -
 Deferred Income Tax Benefit                                            -

NOTE 8 - GOING CONCERN
----------------------

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company does not currently possess a financial institution source of financing and the Company cannot be certain that its existing sources of cash will be adequate to meet its liquidity requirements. However, the Company is seeking to secure additional mining interests and commence generating sufficient revenue to continue operations and fund its ongoing development. The Company's future capital requirements will depend on its ability to successfully implement these initiatives.

                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 9 - SUBSEQUENT EVENTS
--------------------------

In January 2005, the Company paid an aggregate of $740,000 to Pediment. It had previously paid an accumulated total of $425,000 to Pediment. The Company will earn a 50% interest in Pediment after Pediment expends $1,165,000. In February 2005, the Company and NGXS amended the operating agreement regarding Pediment which resolved a dispute between them that had resulted in a Notice of Default from NGXS to the Company and claims by NGXS which suggested that the Company was in breach of the operating agreement regarding Pediment. The amended operating agreement provides, among other things, that two of eleven areas identified by Pediment will become the sole site specific project obligations between the Company and NGXS under Pediment. The amended operating agreement also provides for the establishment of a savings account for the Company and specific controls regarding such savings account and Pediment's bank account. The controls establish the instances in which funds may be transferred into, out of and between the accounts.

On January 12, 2005 the directors of the company retroactively ratified an employment agreement with an officer/director that calls for a payment of services at a rate of $7,500 per month commencing from January 1, 2004 but not payable until the Company is fully vested into Pediment. In 2004, the officer/director had been granted an option to purchase 500,000 shares of the Company's common stock with an exercise price of $0.99 per share and a vesting date of May 31, 2010. The Company and the officer/director may terminate the agreement at any time. If termination takes place prior to May 31, 2005 the option will be accelerated so that it is fully vested on the date of termination.

NOTE 10 - STOCKHOLDERS' EQUITY
------------------------------

In January 2004, the Company issued 7,000,000 shares of common stock to initial investors at $.02 per share. Accordingly, common stock and additional paid-in-capital have been charged $7,000 and $115,000, respectively.

In May 2004, the Company issued 4,640,000 shares of common stock for cash at $.08 per share. Common stock and additional paid-in-capital have been charged $4,640 and $353,360, respectively.

In October 2004, the Company issued 900,000 shares of common stock for cash at $.47 per share. The total cash amount received by the Company was $425,000.

In November 2004, the Company sold an aggregate of 450,000 shares of common stock to four (4) individual investors for an aggregate of $450,000 (or $1.00 per share). In February 2005, the Company changed the terms of the sale to provide for 900,000 shares for an aggregate of $450,004 (or approximately $0.50 per share). In April 2005, the Company agreed to accept $100,000 less of an investment from one of the investors. As a result of these changes in the original terms of the sale, the Company received $350,004 for an aggregate of 700,000 shares.

                     BATTLE MOUNTAIN GOLD EXPLORATION CORP.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 11 - STOCK OPTION PLAN
---------------------------

On December 15, 2004, the Company approved and adopted the 2004 - 2005 Non-Qualified Stock Option Plan, which allows for the Company to grant options to purchase shares of the Company's common stock. The maximum number of shares that may be optioned under the plan is 3,500,000. The plan became effective with its adoption and remains in effect for ten years, however, the current options expire five years from the date on which they vest, unless terminated earlier. Options granted under the plan vest on May 31, 2005.


                                                                 2004 Stock Plan
                                                   -----------------------------
                                                                      Weighted
                                                                       Average
                                                      Amount  of      Exercise
                                                        Shares          Price
                                                   ---------------   -----------
    Outstanding at January 7, 2004                               -             -
    Options Granted                                      1,000,000     $     .99
    Options Exercised                                            -             -
    Options Canceled                                             -             -
                                                   ---------------   -----------
      Options Outstanding at December 31, 2004           1,000,000     $     .99
                                                   ===============   ===========
      Options Exercisable at December 31, 2004                         $     .99
                                                   ===============   ===========


The Company, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", no expense was recognized for the period ended December 31, 2004. The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                  December 31, 2004
                                                  -----------------
     Five Year Risk Free Interest Rate                  4.0%
     Dividend Yield                                       0%
     Volatility                                          60%
     Average Expected Term (Years to Exercise)          .42

Employee stock options outstanding and exercisable under this plan as of December 31, 2004 are:


                                       Weighted        Average                         Weighted
                    Number of          Average         Remaining         Number        Average
Range of            Options            Exercise        Contractual       of Options    Exercise
Exercise Price      Granted            Price           Life (Years)      Vested        Price
--------------      ---------          --------        -----------       ----------    ---------
..99               1,000,000            $    .99                4.92               -     $    .99


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no disagreements or reportable events in connection with the Company's change in accountants from Morgan & Company, Chartered Accountants to Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants, which change took effect on January 4, 2005. The Company disclosed the change in accountants on Form 8-K and Form 8-K/A filed with the Commission on January 7, 2005, and January 11, 2005, respectively.

ITEM 8A.     CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were not adequately designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our chief executive officer and chief financial officer are taking steps to obtain a local accountant to prepare our financial statements for timely audit and review by our principal independent accountant and to integrate the financial accounting systems for the Company and Battle Mountain. Our chief executive officer and chief financial officer believe that these measures will improve our disclosure controls and procedures and make them effective in the near future.

     (b) Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.     OTHER INFORMATION.

     Form  8-K,  Item  3.02 Unregistered Sales  of  Equity  Securities
     -----------------------------------------------------------------

     In December 2004, the Company granted options to James E. McKay and Mark D. Kucher pursuant to their employment agreements to purchase 500,000 shares of the Company's common stock with an exercise price of $0.99 per share and a vesting date of May 31, 2005. Mr. McKay serves as the Company's President pursuant to his employment agreement. Mr. Kucher serves as the Company's Chief Executive Officer and Chairman of the Company's board of directors pursuant to his employment agreement. In April 2005, the Company's board of directors amended the terms of their options to vest in their entirety on April 15, 2005, at an amended exercise price of $0.40 per share. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing grants did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     SUBSEQUENT EVENTS
     -----------------
     In February 2004, we amended the terms of a sale of stock that we made in November 2004. In November 2004, we sold an aggregate of 450,000 shares of common stock to four (4) individual investors for an aggregate of $450,000 (or $1.00 per share). In February 2005, we changed the terms of the sale to provide for 900,000 shares for an aggregate of $450,004 (or approximately $0.50 per share). In April 2005, we agreed to accept $100,000 less of an investment from one of the investors. As a result of these changes in the original terms of the sale, we received $350,004 for an aggregate of 700,000 shares. The spouse of Mark Kucher, the Company's Chief Financial Officer and a Director of the Company, purchased 40,000 of these shares.

     In April 2005, we amended the terms of the options granted to Mr. McKay and Mr. Kucher to provide for an exercise price of $0.40 per share, a vesting date of April 15, 2005, and a termination date of April 15, 2010. In addition, we approved the grant of options to each of our directors, which includes Mr. McKay and Mr. Kucher, to purchase 300,000 shares of common stock with an exercise price of $0.40 per share, a vesting date of April 15, 2005, and a termination date of April 14, 2010.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The Directors and Executive Officers of the Company are as follows:

NAME                   AGE     POSITION                     SINCE
----                   ---     --------                     -----

James E. McKay          58     Chief Executive Officer,     September 2004
                               President, Secretary,
                               Treasurer and Director

Mark D. Kucher          45     Chief Financial Officer      April 2004
                               and Director

Wade A. Hodges          53     Director                     September 2004

Brian M. Labadie        52     Director                     November 2004

Anthony E. W. Crews     55     Director                     November 2004

BIOGRAPHICAL  INFORMATION

     JAMES E. MCKAY, has served as the Company's President since June 2004. Mr. McKay began formally serving as the Company's, Chief Executive Officer, Secretary and Treasurer in September 2004. From July 1992 to May 2004, Mr. McKay was a Manager and Director of Miramar Mining Corporation's, American Eagle Resources and managed the Golden Eagle Mine in Storey Co. in Nevada. During the same period, Mr. McKay served as a director of Aurex, a Canadian-Chilean partnership involved in acquisitions and the ownership and management of an underground copper-gold mine in Chile. From February 1989 to July 1993, Mr. McKay was a self-employed Consultant. Mr. McKay has over thirty (30) years of foreign and North American exploration and operational experience. His experience has included corporate directorships and exploration, operations and reclamation management. In 1979, following six years as a field exploration geologist in Africa, Colombia, Mexico, and North America, he was designated the on-site manager of Homestake Mining Corporation's McLaughlin exploration project, from its inception through the announcement of the discovery of the 3 million ounces gold deposit. Mr. McKay holds a Masters in Business Administration and a Bachelor of Science degree in Geological Engineering both from the University of Nevada.

     MARK D. KUCHER, has served as a Director of the Company and the Company's Chief Financial Officer since April 2004. From April 2004 to September 2004, he was also the Company's President, Chief Executive Officer, Secretary and Treasurer. Mr. Kucher has served as a Director of British Swiss since January 1992, acting on behalf of Swiss pension funds in the disposition of various resource investments in Canada, predominantly in oil and gas and gold mining Mark has commercial, business development and corporate finance experience with an emphasis in the mining industry. Mr. Kucher has also had various positions with investment banks and brokerage firms. Mr. Kucher holds an MBA from the University of Western Ontario and a Bachelor of Commerce degree from The
University  of  Manitoba.

     WADE A. HODGES, has served as a Director of the Company since September 2004. Mr. Hodges has worked as a self-employed Consulting Exploration Geologist to the gold mining industry since December 1996. Mr. Hodges has twenty-six (26) years of successful, educational and professional, field-oriented exploration experience. During the twelve (12) years from 1984 through 1996, Mr. Hodges worked for Santa Fe Pacific Gold Corporation ("Santa Fe") in a number of challenging staff and management positions as a valued member of various national and international exploration and development teams, which were largely responsible for the resulting growth of Santa Fe. Mr. Hodges holds a Bachelor of Science degree in Geology and a Master of Science degree in Economic Geology from Oregon State University. He has also participated in numerous other courses and seminars directed primarily toward the discovery and development of economic hydrothermal gold deposits. Mr. Hodges is a member of the Geological Society of America, the Society for Economic Geologists, the Society for Mining, Metallurgy, and Exploration, Inc., the Geological Society of Nevada, and the American Institute of professional Geologists.

     BRIAN M. LABADIE, has served as a Director of the Company since November 2004. Mr. Labadie currently serves as Executive Vice-President, Chief Operating Officer of Miramar Mining Corporation ("Miramar"), a foreign private issuer engaged in the exploration and development of gold bearing mineral properties in northern Canada in the Northwest Territories and Nunavut. From November 1997 to December 2003, prior to being promoted, Mr. Labadie served as Senior-Vice President, Operations of Miramar. Mr. Labadie has over thirty years of experience in the mining industry including the last seven years with Miramar. Mr. Labadie is also a Director of Crown Resources Corporation, a reporting company engaged in precious metals exploration in the Western United States. Mr. Labadie holds a Bachelor of Science degree in geological engineering from the University of Toronto.

     ANTHONY E. W. CREWS, has served as a Director of the Company since November 2004. Mr. Crews has owned and served as the Principal of both The Mines Group, Inc. and Crews Engineering, Inc. since January 1997. Mr. Crews has over twenty-nine (29) years of experience in Civil, Mining, and Environmental
Engineering. Mr. Crews holds a Bachelors degree in Civil Engineering from The University of the Witwatersrand. Mr. Crews is a member of the following organizations: Society of Mining and Metallurgical Engineers, USA; American Society of Civil Engineers, USA; Aircraft Owners and Pilots Association, USA; Royal Ocean Racing Club, London, UK; Nevada Mining Association; National Council of Examiners for Engineering and Surveying. Mr. Crews is a Registered Professional Engineer in California, Nevada, Arizona and Hawaii.

     There are no family relationships among our executive officers and directors.

The Company is not aware of the occurrence during the last five years of any events described in Item 401(d) (involvement in certain legal proceedings) of Regulation S-B under the Securities Act regarding our executive officers and directors.

     Employment  Agreements
     ---------------------

     Effective June 1, 2004, James E. McKay entered into an employment agreement with the Company pursuant to which Mr. McKay serves as the Company's President. Pursuant to the employment agreement, Mr. McKay receives a base salary of $7,500 per month and three (3) weeks of paid vacation. Pursuant to the employment agreement, Company's board of directors had also granted Mr. McKay an option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.99 per share that was to vest in its entirety on May 31, 2005, provided that if the Company terminated Mr. McKay's employment prior to May 31, 2005, the option was to automatically vest in its entirety on the date of termination. In April 2005, the Company's board of directors amended the terms of Mr. McKay's option to vest in its entirety on April 15, 2005, at an amended exercise price of $0.40 per share. Mr. McKay and the Company may terminate the employment agreement at will, provided, however, that if the Company terminates the employment agreement for any reason, or if Mr. McKay and the Company mutually decide to terminate the agreement at any time before the third anniversary date of the agreement, the Company will pay Mr. McKay a severance at his then current salary through the third anniversary date upon such termination.

     Mark D. Kucher and the Company entered into an employment agreement pursuant to which Mr. Kucher serves as the Company's Chief Financial Officer and as a Director of the Company. The terms of the agreement provide that it is retroactively effective on January 1, 2004. Mr. Kucher receives a base salary of $7,500 per month, effective retroactively from January 2004 that is not payable until the Company is fully vested in Pediment. Mr. Kucher has the option to receive his salary in shares, at market value, at any time. Mr. Kucher also receives three (3) weeks of paid vacation. Pursuant to the employment agreement, Company's board of directors had also granted Mark Kucher an option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.99 per share that was to vest in its entirety on May 31, 2005, provided that if the Company terminated Mr. Kucher's employment prior to May 31, 2005, the option was to automatically vest in its entirety on the date of termination. In April 2005, the Company's board of directors amended the terms of Mr. Kucher's option to vest in its entirety on April 15, 2005, at an amended exercise price of $0.40 per share. Mr. Kucher and the Company may terminate the employment agreement at will, provided, however, that if the Company terminates the employment agreement for any reason, or if Mr. Kucher and the Company mutually decide to terminate the agreement at any time before the third anniversary date of the agreement, the Company will pay Mr. Kucher a severance at his then current salary through the third anniversary date upon such termination.

DIRECTORS' COMPENSATION

     In April 2005, the Company's board of directors approved the grant of options to each of its directors to purchase 300,000 shares (or an aggregate of 1,500,000 shares) of the Company's common stock with an exercise price of $0.40 per share and a vesting date of April 15, 2005.

TERM OF OFFICE

     The Directors of the Company are appointed for a period of one (1) year or until such time as their replacements have been elected by the shareholders. The officers of the Company are appointed by our board of directors and hold office until they are removed by the Board.

AUDIT COMMITTEE

     The Company does not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function. The Company currently has an accumulated deficit and no revenues. If the Company is able to raise sufficient financing in the future, then the Company will likely form an audit committee and other committees.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during the fiscal year covered by this report. Based on stockholder filings with the Commission, James E. McKay, Mark D. Kucher, Wade A. Hodges, Brian Labadie, and Anthony E. W. Crews are subject to Section 16(a) filing requirements.

CODE OF ETHICS

     The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Persons wishing to make such a request should contact James E. McKay, Chief Executive Officer, One East Liberty Street, 6th Floor, Reno, Nevada 89504, (775) 686-6081.

ITEM 10.     EXECUTIVE COMPENSATION.

     The following table sets forth information concerning the compensation paid by the Company to: (i) the Chief Executive Officer, and (ii) all persons serving as the Company's Chief Executive Officer or acting in a similar capacity at any time during the last completed fiscal year, except for the person serving in such capacity prior to the Acquisition, which person did not receive any compensation. The Company did not have any other "Named Executive Officers" within the meaning of Item 402 of Regulation S-B under the Securities Act.


                           SUMMARY COMPENSATION TABLE

Name and Principal                                            Long Term Compensation
Position                          Annual Compensation(1)
                                                                      Awards
                                                             Restricted    Securities
                                                               Stock       Underlying
                              Year     Salary(2)    Bonus     award(s)   Options/SARs(5)
                                         ($)          ($)       ($)          (#)
James E. McKay               2004     $90,000(3)      --         --         500,000
CEO, President
Secretary, Treasurer
and Director

Mark D. Kucher               2004     $90,000(4)      --         --         500,000
CFO, Director and former
CEO


(1) The Company does not provide any fringe benefits other than vacation pay and stock options pursuant to employment agreements with James E. McKay and Mark D. Kucher.
(2)  Represents  yearly  salary  and  is  not  prorated.
(3) Mr. McKay received $52,500 of cash compensation during 2004 pursuant to his employment agreement which became effective on June 1, 2004.
(4) The Company accrued Mr. Kucher's salary pursuant to an employment agreement which was entered into in January 2005, but which became retroactively effective on January 1, 2004.
(5) Pursuant to their employment agreements, Mr. McKay and Mr. Kucher each received an option to purchase 500,000 shares of the Company's common stock with an exercise price of $0.99 per share and a vesting date of May 31, 2005. In April 2005, the Company amended the terms of the options to provide for an amended exercise price of $0.40 per share and an amended vesting date of April 15, 2005. In April 2005, the Company's board of directors approved the grant of options to each of its directors, which include Mr. McKay and Mr. Kucher, to purchase 300,000 shares of the Company's common stock with an exercise price of $0.40 per share and a vesting date of April 15, 2005.


Fiscal Years 2002, 2003 and 2004
--------------------------------

     No salaries were paid during 2002, 2003 and 2004 to the Company's prior Chief Executive Officer, Dana Neill Upton.

     The following table sets forth information concerning options granted to our Named Executive Officers during the fiscal year ended December 31, 2004.


                      OPTION GRANTS IN LAST FISCAL YEAR(1)
                      ------------------------------------
                               (INDIVIDUAL GRANTS)
                               -------------------

                            Number of      Percent of
                            securities     total options
                            underlying     granted to      Exercise or
                            options        employees in    base price      Expiration
Name                        granted (#)    fiscal year     ($/Sh)          date(2)
----                       -----------     -----------     -----------     -------------

James E. McKay, CEO            500,000             50%     $      0.99      May 31, 2010

Mark D. Kucher, CFO,
and former CEO                 500,000             50%     $      0.99      May 31, 2010


(1) The Company did not have any stock appreciation rights ("SARs") as of December 31, 2004.
(2) The terms of the grant provided for an exercise price of $0.99 per share, a vesting date of May 31, 2005, and an expiration date of May 31, 2010; provided that if the option recipient was terminated prior to May 31, 2005, the option would automatically vest on the date of termination. In April 2005, the Company amended the terms of the grant to provide for an exercise price of $0.40 per share, a vesting date of April 15, 2005, and an expiration date of April 15, 2010. Mr. McKay and Mr. Kucher are allowed to exercise the options through the date of expiration in the event they are terminated without cause.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth information as of April 15, 2004, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the common stock:


Name and Address             Shares of Common Stock
of Beneficial Owners          Beneficially Owned(1)
--------------------
                                Number     Percent
                                ------     -------
Mark Kucher                   9,350,000 (2)  22.4%
1725 Knox Road
Vancouver, B.C. V6T 1S4

James E. McKay               5,500,000  (3)  13.2%
One East Liberty Street,
6th Floor
Reno, Nevada 89504

Wade A. Hodges               2,400,000  (4)   5.8%
14370 Riata Circle
Reno, Nevada 89521

Kenneth Tullar               2,300,000  (5)   5.6%
101 Brownstone Drive
Reno, Nevada 89512

Brian Labadie                  300,000  (6)     *%
24138 Fern Crescent
Maple Ridge, BC, Canada
V4R 2S1

Anthony E. W. Crews            300,000  (7)     *%
1325 Airmotive Way
Suite 175U
Reno, Nevada 89502

All officers and directors   17,850,000 (8)  41.0%
as a group (5 people)

* Less than 1%.


(1) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. As of April 15, 2005, there were 41,030,000 shares of common stock outstanding.
(2)  Includes  3,160,000, 1,000,000, 1,000,000 and 40,000 shares of common stock owned by Bug River, British Swiss Investment Corp. ("British Swiss"), Warrior Resources Corp. ("Warrior"), and Mr. Kucher's spouse, respectively. Mark Kucher is a director and shareholder of Bug River, British Swiss, and Warrior. Also includes an option to purchase 800,000 shares at $0.40 per share that vested on April 15, 2005.
(3) Includes an option to purchase 800,000 shares at $0.40 per share that vested on April 15, 2005.
(4) Includes an option to purchase 300,000 shares at $0.40 per share that vested on April 15, 2005.
(5) Includes an option to purchase 200,000 shares at $0.40 per share that vested on April 15, 2005.
(6) Represents an option to purchase 300,000 shares at $0.40 per share that vested on April 15, 2005.
(7) Represents an option to purchase 300,000 shares at $0.40 per share that vested on April 15, 2005.
(8)  Includes  options  described  in  footnotes  (2),  (3),  (4),  (6) and (7).


CHANGE IN CONTROL

     We are unaware of any arrangement or understanding that may, at a subsequent date, result in a change of control of our Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We believe that all prior related party transactions have been entered into upon terms no less favorable to us than those that could be obtained from unaffiliated third parties. Our reasonable belief of fair value is based upon proximate similar transactions with third parties or attempts to obtain the consideration from third parties.

     Effective June 1, 2004, James E. McKay entered into an employment agreement with the Company pursuant to which Mr. McKay serves as the Company's President. Pursuant to the employment agreement, Mr. McKay receives a base salary of $7,500 per month and three (3) weeks of paid vacation. Pursuant to the employment agreement, Company's board of directors had also granted Mr. McKay an option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.99 per share that was to vest in its entirety on May 31, 2005, provided that if the Company terminated Mr. McKay's employment prior to May 31, 2005, the option was to automatically vest in its entirety on the date of termination. In April 2005, the Company's board of directors amended the terms of Mr. McKay's option to vest in its entirety on April 15, 2005, at an amended exercise price of $0.40 per share. Mr. McKay and the Company may terminate the employment agreement at will, provided, however, that if the Company terminates the employment agreement for any reason, or if Mr. McKay and the Company mutually decide to terminate the agreement at any time before the third anniversary date of the agreement, the Company will pay Mr. McKay a severance at his then current salary through the third anniversary date upon such termination.

     Mark D. Kucher and the Company entered into an employment agreement pursuant to which Mr. Kucher serves as the Company's Chief Financial Officer and as a Director of the Company. The terms of the agreement provide that it is retroactively effective on January 1, 2004. Mr. Kucher receives a base salary of $7,500 per month, effective retroactively from January 2004 that is not payable until the Company is fully vested in Pediment. Mr. Kucher has the option to receive his salary in shares, at market value, at any time. Mr. Kucher also receives three (3) weeks of paid vacation. Pursuant to the employment agreement, Company's board of directors had also granted Mark Kucher an option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.99 per share that was to vest in its entirety on May 31, 2005, provided that if the Company terminated Mr. Kucher's employment prior to May 31, 2005, the option was to automatically vest in its entirety on the date of termination. In April 2005, the Company's board of directors amended the terms of Mr. Kucher's option to vest in its entirety on April 15, 2005, at an amended exercise price of $0.40 per share. Mr. Kucher and the Company may terminate the employment agreement at will, provided, however, that if the Company terminates the employment agreement for any reason, or if Mr. Kucher and the Company mutually decide to terminate the agreement at any time before the third anniversary date of the agreement, the Company will pay Mr. Kucher a severance at his then current salary through the third anniversary date upon such termination.

     Wade A. Hodges, a Director of the Company and the beneficial owner of 5.8% of the Company's common stock, owns a forty percent (40%) membership interest in NGXS. Kenneth Tullar, the beneficial owner of 5.6% of the Company's common stock, owns a twenty percent (20%) membership interest in NGXS. As contemplated by the Joint Venture, Battle Mountain and NGXS formed Pediment to explore the Nevada great basin physiographic area using a proprietary water chemistry database developed by NGXS. Mr. Hodges and Mr. Tullar provide geological services to the Joint Venture. They each currently receive a flat rate of $8,000 per month from Pediment for services that they provides to Pediment as well as reimbursement of their actual expenses, and for each day that they work in the field, a per diem of $125 per day. The Company and NGXS came to the current terms regarding Mr. Hodges's and Mr. Tullar's payment as part of the Amended Operating Agreement entered into in February 2005. During the period covered by this report, Mr. Hodges and Mr. Tullar were each receiving $400 per day and the $125 per diem. Mr. Hodges and Mr. Tullar received an aggregate of $59,700 and $55,300, respectively, for services that they provided to the Joint Venture during the period covered by this report.

     As of December 31, 2004, the Company had note payable to related party of $125,696 which represents amounts owed to the Company's executive officers and directors which are due on demand and do not bear interest.

     As of December 31, 2004, the Company had short-term notes of $150,000 consisting of $100,000 received from an investor who, in 2005, the Company allowed to reduce his investment from $300,000 to $200,000, and $50,000 received from by Mark Kucher, the Company's Chief Financial Officer and a Director of the of the Company, as a non-interest bearing loan payable no later than November 1, 2005.

     In April 2005, the Company's board of directors approved the grant of options to each of its directors to purchase 300,000 shares (or an aggregate of 1,500,000 shares) of the Company's common stock with an exercise price of $0.40 per share and a vesting date of April 15, 2005.

ITEM 13.     EXHIBITS.

EXHIBIT NO.     DESCRIPTION OF EXHIBIT
-----------     ----------------------

2.1(1)          Exchange Agreement

3.1(2)          Articles of Incorporation

3.2(2)          By-Laws

3.3(3)          Certificate of Amendment to the Articles of Incorporation

10.1(1) Exploration Agreement with Nevada Gold Exploration Solutions, LLC, including Members' Agreement and Operating Agreement regarding Pediment Gold, LLC

10.2(1)         Employment Agreement with James E. McKay

10.3(1)         Amended Initial Contribution Schedule

10.4(4)         Employment Agreement with Mark Kucher

10.5*           2004 - 2005 Non-Qualified Stock Option Plan

10.6(5) Short Form of Exploration and Development Agreement of Pediment Gold, LLC

10.7(6)         Amendment  to  Operating  Agreement  of Pediment Gold LLC

10.8(7)         Mining Lease Agreement with Tomera Ranches, Inc.

14.1*           Code of Ethics

16.1(8)         Letter  from  Morgan  &  Company,  Chartered  Accountant

21*             Subsidiaries of Battle Mountain Gold Exploration Corp.

31.1*           Certification by Chief Executive Officer pursuant to 15 U.S.C.
                Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*           Certification by Chief Financial Officer pursuant to 15 U.S.C.
                Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*           Certification by Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*           Certification by Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as Exhibits 2.1, 10.1, 10.2 and 10.3, respectively, to the Company's Form 8-K filed with the Commission on November 19, 2004, and incorporated by reference.
(2) Filed as Exhibits 3.1 and 3.2, respectively, to the Company's Form SB-2/A filed with the Commission on August 29, 2003, and incorporated herein by reference.
(3) Filed as Exhibits 3.1 to the Company's Form 8-K filed with the Commission on April 29, 2004, and incorporated herein by reference.
(4) Filed as Exhibit 10.5 to the Company's Form 10-QSB filed with the Commission on January 24, 2005, and incorporated by reference.
(5) Filed as Exhibit 10.1 to the Company's Form 8-K filed with the Commission on January 7, 2005, and incorporated herein by reference.
(6) Filed as Exhibit 10.2 to the Company's Form 8-K filed with the Commission on February 28, 2005, and incorporated herein by reference.
(7) Filed as Exhibit 10.7 to the Company's Form 10-QSB filed with the Commission on March 30, 2005, and incorporated by reference.
(8) Filed as Exhibit 16.1 to the Company's Form 8-K/A filed with the Commission on January 11, 2005, and incorporated by reference.

* Filed herein

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The Acquisition is being accounted for as a reverse merger and recapitalization whereby Battle Mountain, the operating company which was incorporated on January 7, 2004, is the continuing entity for all accounting purposes.

AUDIT FEES

     The aggregate fees billed for the period from January 7, 2004 to December 31, 2004, for professional services rendered by the principal accountant for review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements for this period was $5,613. As of the filing of this report we had not been billed for audit of our annual financial statements for the period from January 7, 2004 to December 31, 2004.

     Prior to the Acquisition, and our adoption of the fiscal year end of Battle Mountain, our fiscal year end was July 31. The aggregate fees billed for each of the fiscal years ended July 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements for this period was $5,520 and $2,475, respectively.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BATTLE  MOUNTAIN  GOLD  EXPLORATION  CORP.

                              By:  /s/ James  E.  McKay
                                 ----------------------
                              Name:  James  E.  McKay
                              Title: Chief  Executive  Officer  and
                                     Director
                              Date:  April 22, 2005

     In accordance with the Exchange, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                              DATE
---------                     -----                              -----

By: /s/ James E. McKay        Chief Executive Officer,           April 22, 2005
    ------------------
    James E. McKay            President, Secretary, Treasurer
                              and Director

By: /s/ Mark D. Kucher        Chief Financial Officer            April 22, 2005
    -----------------
    Mark Kucher               and Director

By: /s/ Anthony E. W. Crews   Director                           April 22, 2005
    -----------------------
    Anthony E. W. Crews