Form 10QSB
period 2005-03-31
Battle Mountain Gold Exploration Corp.
filed 2005-05-13
CIK 1162177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2005

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

     As of May 03, 2005, the issuer had 41,130,000 shares of common stock outstanding, all of which have been issued.

                          PART I FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.



                  BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                      (A COMPANY IN THE EXPLORATION STAGE)
                            CONDENSED BALANCE SHEETS

                                                          MARCH 31,
                                                            2005
                                                         -----------
                                                         (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                              $  223,697
  Trading securities, net                                    25,200
                                                         -----------
Total current assets                                        248,897

FIXED ASSETS (NET OF ACCUMULATED DEPRECIATION OF $233)        2,291

Other Assets:
  Investment in mining property                           1,055,794
  Deposit                                                       295
                                                         -----------
Total other assets                                        1,056,089

Total assets                                             $1,307,277
                                                         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $   18,400
  Related party payables                                    122,268
                                                         -----------
Total current liabilities                                   140,668

Commitments and contingencies                                     -

Stockholders' equity:
  Preferred stock:  10,000,000 shares authorized ($0.001
    par value) none issued                                        -
Common stock, ($0.001 par value):                            41,030
  Authorized shares - 100,000,000
  Issued and outstanding shares - 41,030,000 at
    March 31, 2005
Additional paid-in capital                                1,617,278
Deficit accumulated during the exploration stage           (491,699)

Total stockholders' equity                                1,166,609
                                                         -----------
Total liabilities and stockholders' equity               $1,307,277
                                                         ===========

See accompanying notes.


                  BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                      (A COMPANY IN THE EXPLORATION STAGE)
                       CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                  THREE MONTHS ENDED
                               ---------------------------------------
                                 MARCH 31,     MARCH 31,   INCEPTION TO
                                   2005         2004          DATE
                               ------------  -----------  ------------
REVENUE                        $         -   $        -   $         -

EXPENSES:
Depreciation                           (47)           -          (233)
Professional and consulting       (112,859)     (57,560)     (315,502)
Travel and entertainment            (8,150)      (2,244)      (35,922)
Rent and office                     (2,645)        (962)      (20,298)
General and administrative         (38,195)        (313)      (70,881)
                               ------------  -----------  ------------
Total operating expenses          (161,896)     (61,079)     (442,836)
                               ------------  -----------  ------------

Loss from operations              (161,896)     (61,079)     (442,836)

OTHER INCOME (EXPENSE):
Interest Expense                         -            -          (448)
Unrealized loss                    (10,600)           -       (34,800)
Loss on sale of investments              -            -       (13,796)
Other income                             -            -           181
                               ------------  -----------  ------------
Total other expense                (10,600)           -       (48,863)
                               ------------  -----------  ------------
Loss before income taxes          (172,496)     (61,079)     (491,699)

Provision for income taxes               -            -             -

Net loss                       $  (172,496)  $  (61,079)  $  (491,699)
                               ===========   ============  ===========
Loss per share: basic and
diluted                        $     (0.01)  $    (0.01)  $     (0.02)
                               ===========   ============  ===========

Weighted average shares basic
and diluted                     40,830,000    7,000,000    23,679,333
                               ===========   ============  ===========

See accompanying notes.


                  BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                        (A COMPANY IN EXPLORATION STAGE)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                              THREE MONTHS ENDED
                                         --------------------------------------------
                                          MARCH 31,          MARCH 31,   INCEPTION TO
                                            2005               2004          DATE
                                         ------------      -----------   ------------
OPERATING ACTIVITIES:
Net loss                                 $ (172,496)       $   (61,079)  $  (491,699)
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation                                 47                  -           233
    Unrealized loss on investments           10,600                  -        34,800
    Loss on sale of investments                   -                  -        13,796
      Increase in deposits                        -               (295)         (295)
      Increase in accounts payable            6,645                  -        18,400
                                         ------------      -----------   ------------
Net cash used in operating activities      (155,204)           (61,374)     (474,765)

INVESTING ACTIVITIES:
Purchases of fixed assets                         -                  -        (2,523)
Purchase of short term investments                -                  -      (114,000)
Proceeds from sale of short term
investments                                       -                  -        40,203
Investment in mining properties            (630,794)           (25,000)   (1,055,794)
                                         ------------      -----------   ------------
Net cash used in investing activities      (630,794)           (25,000)   (1,132,114)

FINANCING ACTIVITIES:
Proceeds from issuance of related party
notes                                             -             33,327       125,696
Principal payments on related party
notes payable                              (153,428)                 -      (153,428)
Proceeds from short term notes                    -                  -       150,000
Proceeds from issuance of common stock      460,000            340,000     1,708,308
                                         ------------      -----------   ------------
Net cash provided by financing
  activities                                306,572            373,327     1,830,576
                                         ------------      -----------   ------------

Net increase (decrease) in cash and
  cash equivalents                         (479,426)           286,953       223,697
Cash and cash equivalents at beginning
  of period                                 703,123                  -             -
                                         ------------      -----------   ------------
Cash and cash equivalents at end of
  period                                 $  223,697        $   286,953   $   223,697
                                         ============      ===========   ============



SUPPLEMENTAL INFORMATION
------------------------

During the three months ended March 31, 2005 and 2004, the Company paid $0 interest.

The Company paid no income taxes during the three months ended March 31, 2005 and 2004.

See accompanying notes.

1.     BASIS  OF  PRESENTATION
       -----------------------

The accompanying unaudited interim financial statements of Battle Mountain Gold Exploration Corporation (the "Company") have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management's opinion, all adjustments necessary for a fair presentation of the results for the interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company's most recent annual report on Form 10-KSB.

Battle Mountain Exploration Corporation was incorporated under the laws of the State of Nevada on January 7, 2004. On September 9, 2004 the Company acquired 11,640,000 shares (100%) of the issued and outstanding common stock of Battle Mountain Gold Exploration, Inc., a Nevada corporation, ("Battle Mountain" in exchange for 11,640,000 newly issued treasury shares of the Company's common stock. In connection with the Exchange Agreement, certain Battle Mountain shareholders entered into a stock purchase agreement with two of the Company's former directors to purchase an aggregate of 11,000,000 additional common shares of the Company. The transaction was considered to be a reverse acquisition and a recapitalization of the Company. Therefore, the accounting history presented is that of Battle Mountain Exploration Corporation. Further, the comparative financial information has been restated to reflect the quarterly activity consistent with the Company changing its fiscal year end from July 31 to December 31 during fiscal 2004.

2.     MARKETABLE  SECURITIES
       ----------------------

Pursuant to Statement of Financial Accounting Standards (SFAS) 115 "Accounting for Certain Investments in Debt and Equity Securities" management determines the appropriate classification of investment securities at the time they are acquired and evaluates the appropriateness of such classification at each balance sheet date.

The marketable securities, currently classified as trading securities, consist of a listed common stock with a fair market value of $25,200 as of March 31, 2005. The unrealized loss related to the security was $10,600 as of March 31, 2005.

3.     MINERAL  PROPERTY  INTEREST
       ---------------------------

In October 2004, Pediment Gold LLC ("Pediment"), the Company's joint venture with Nevada Gold Exploration Solutions, L.L.C., a Nevada limited liability company ("NGXS"), entered into a binding letter agreement (the "Letter Agreement") with Placer Dome U.S. Inc. ("Placer Dome") for exploration and development on unpatented mining claims located in north-central Nevada during a three-year period beginning on October 21,2004 (the "Earn-In Period"). Pursuant to the Letter Agreement, Pediment has a right to earn a 70% interest in the mining claims after Pediment incurs an aggregate of $1 million in work expenditures on the mining claims during the Earn-In Period.

After Pediment earns a 70% interest in the mining claims, it may be obligated to enter into a joint venture agreement with Placer Dome. Pediment's interest in the mining claims will be subject to Placer Dome's right to earn an additional 40% interest upon the payment of $3 million to Pediment or to convert its interest into an interest in 5% of net returns.

As of March 31, 2005, the Company paid an aggregate of $1,055,794, of which $325,000 is non-refundable, towards acquiring a 70% interest in Pediment as part of an agreed initial contribution amount of $3,250,000.

4.     RELATED  PARTY  TRANSACTIONS
       ----------------------------

As of March 31, 2005 the Company had outstanding operating payables due to officers and directors in the amount of $122,268.

The Company entered into an employment agreement with an officer/director of the Company at a rate of $7,500 per month.


5.     CAPITAL  STOCK
       --------------

In January 2005, 920,000 common shares of Company stock were issued at $0.50 per share for cash of $460,000.

6.     INCOME  TAXES
       -------------

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

The Company has incurred a loss of $491,699 as of March 31, 2005 that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. This net operating loss carry-forward will begin to expire in the year 2024. As of March 31, 2005, due to management's doubt the loss carry forward can utilitized prior to expiration, the entire future tax benefit has been offset by a valuation allowance.

7.     SUBSEQUENT  EVENTS
       ------------------

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

     On August 15, 2004, Battle Mountain and NGXS amended the timing of the payments toward the Initial Contribution. As of September 30, 2004, Battle Mountain had paid an accumulated total of $325,000 toward the Initial Contribution. The $325,000 is a non-refundable deposit (the "Deposit"). In January 2005, Battle Mountain paid an aggregate of $630,794 of additional payments toward the Initial Contribution. Battle Mountain has not yet earned an interest in Pediment. Under the Operating Agreement, as amended, Battle Mountain will earn a 50% interest in Pediment after Pediment expends the Deposit and the $630,794 (or an aggregate of $1,055,794). The remainder of the Initial
Contribution, as amended, is payable as follows: 1) $385,000 due on July 1, 2005, the expenditure of which will give Battle Mountain a 55% interest in Pediment; 2) $385,000 due on November 1, 2005, the expenditure of which will give Battle Mountain a 60% interest in Pediment; and 3) $1,315,000 due on April 1, 2006, the expenditure of which will give Battle Mountain a 70% interest in Pediment. In determining whether Battle Mountain has funded the Exploration Program and earned an interest in Pediment, the following costs will be included: property acquisition costs, rentals royalties and other payments necessary to acquire and maintain title to property; salaries, wages, employee benefits and taxes thereon; materials, equipment and supplies; reasonable transportation; contract services and utilities; insurance premiums; damages or losses in excess of insurance proceeds; legal and regulatory costs and expenses; the cost of annual audits; taxes; overhead; costs of reasonably anticipated environmental compliance; and any other reasonable direct expenditures for the necessary and proper conduct of operations (collectively, the "Expenditures"). Battle Mountain needs to raise capital to complete the Initial Contribution.


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

     Exploration drilling began on the Hot Pots Project on March 21, 2005 and was completed on April 15, 2005. Analytical testing of water and rock samples have not been completed.

PLAN OF OPERATION

     The Company can satisfy its cash requirements for the next ten (3) months. It is imperative that the Company obtain $1,285,000 of additional financing to conduct its business operations during the next twelve months, and an additional $1,315,000 that will become due to Pediment in April 2006 for the Exploration Program (or an aggregate of $2,600,000) to fully implement its business plan. The Company has raised approximately $1,815,000 for its gold exploration activities which it has used for payments toward the Initial Contribution in Pediment and for expenses. During the next twelve months, the Company, through Battle Mountain, is obligated to contribute $2,085,000 to Pediment for the Exploration Program to retain its right to earn up to a 70% interest in Pediment. Pediment in turn is required, during the next twelve months, to spend at least $50,000 on the Placer Dome Claims (pursuant to its agreement with Placer Dome) to retain its right to earn up to a 70% interest in the Placer Dome Claims and $15,000 on the Tomera Lease (pursuant to its agreement with Tomera Ranches) to retain its rights in the Tomera Lease. The Company is taking steps to raise equity capital or to borrow additional funds. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company does not have any commitments from its officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate financing may result in the Company having to delay, curtail, scale back or forgo its operations.


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

THREE MONTHS ENDED MARCH 31, 2005

Revenues
--------

     The Company did not have any revenues during the three months ended March 31, 2005.

Expenses
--------

     For the three months ended March 31,2005, the Company had total expenses of $161,896, consisting of professional and consulting of $112,859, travel and entertainment of $8,150, rent and office of $2,645, general and administrative expenses of $38,195, and depreciation expense of $47.

     The Company had an unrealized loss of $10,600 for the three months ended March 31, 2005. The unrealized loss was the result of a decrease in the value of the Company's securities held for resale.

Net Loss and Net Loss Per Share
-------------------------------

     Net loss was $172,496 (or basic and diluted loss per common share of $0.01) for the three months ended March 31, 2005.

PERIOD FROM JANUARY 7, 2004 (INCEPTION) THROUGH MARCH 31, 2005

Revenues
--------

     The Company had no revenues during the period from Inception through March 31, 2005.

Expenses
--------

     During the period from Inception through March 31, 2005, the Company had total expenses of $491,699, consisting of professional and consulting of $315,502, travel and entertainment of $35,922, rent and office of $20,298, general and administrative expenses of $70,881, and depreciation expense of $233.

     The Company had interest expense of $448 and an unrealized loss of $34,800 during the period from Inception through March 31, 2005. The unrealized loss was the result of a decrease in the value of the Company's securities held for resale.


Net Loss and Net Loss Per Share
-------------------------------

     Net loss was $491,699 for the period from Inception through March 31, 2005.


LIQUIDITY AND CAPITAL RESOURCES

     Total current assets were $248,897 as of March 31, 2005, consisting of short-term investments of $25,200, and cash of $223,697.

     Total current liabilities were $140,668 as of March 31, 2005, consisting of related party payables of $122,268, and accounts payable of $18,400. Of the payables to related parties, $112,500 is accrued base compensation for Mark Kucher.

     Net cash used in operating activities was $155,204 for the three months ended March 31, 2005, consisting of net loss of $172,496 that was offset by an increase in unrealized loss on investments of $10,600, and an increase in accounts payable of $6,645 and an adjustment for depreciation expense of $47.

     Net cash used in investing activities was $630,794 for the three months ended March 31, 2005, for investment in mining properties.

     Net cash provided by financing activities was $306,572 for the three months ended March 31, 2005, due to proceeds from issuance of common stock of $460,000 offset by principal payments of $153,428 on related party payables.

     It is imperative that the Company raise $2,600,000 million of additional capital to continue its operations during the next twelve months, and to fully Implement its business plan.

     In addition, we accrue salary of $7,500 per month for Mark Kucher, our Chief Financial Officer, payable at such time as the Company is fully vested in Pediment, which the Company expects to occur no earlier than April 1, 2006. In
September 2004, the Company completed a reverse merger transaction with Battle Mountain and the Battle Mountain shareholders. Pursuant to the Acquisition, Battle Mountain became a wholly-owned subsidiary of the Company and the Battle Mountain shareholders took control over the Company. Prior to the Acquisition, Battle Mountain entered into the Joint Venture pursuant to which Battle Mountain is to make a $3,250,000 million dollar Initial Contribution to Pediment for an Exploration Program by April 2006. Battle Mountain has paid an aggregate of $1,055,794 toward the Initial Contribution. Battle Mountain will earn a 50% interest in Pediment after Pediment spends $630,794 of the payments already made by Battle Mountain. However, pursuant to the Amended Operating Agreement, Battle Mountain received an accelerated vested 50% interest in the Hot Pots Project and the Fletcher Junction Project, which became the sole site specific project obligations between the Company and NGXS under Pediment. The Company is required, on an individual property basis, to spend $500,000 on the technical evaluation of the Hot Pots Project and the Fletcher Junction Project (assuming the project moves through the Discovery Drilling Stage) within twelve months of commencement of the first drilling program to earn a 70% interest in each project and become Operator. Costs spent on each property during the Land Acquisition Stage, all expenditures of the $500,000 on each property, discussed above, and third-party farm out budgets will count towards the Company's earn-in in the specific project for which the costs are being spent and in Pediment. Costs incurred that do not relate to either the Hot Pots Project or the Fletcher Junction Project will only apply toward an earn-in of an interest in Pediment. The Company has raised approximately $1,815,000 which it has used to make payments toward the Initial Contribution in Pediment and for expenses. At this time, the Company has not secured or identified any sources of financing. The Company cannot make any assurance that financing will be available on terms favorable to the Company, or at all. The Company has no commitments from officers, directors or affiliates to provide funding. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets or private sources, or that other arrangements will be available when needed or on terms satisfactory to the Company. If adequate funds are not available to the Company on acceptable terms, the Company may have to delay, curtail, scale back or forgo its business operations.

RISK FACTORS

Risks Relating to Our Business
------------------------------

WE NEED $2,600,000 MILLION OF ADDITIONAL CAPITAL.
-------------------------------------------------

     It is imperative that we raise $2,600,000 million of additional capital to fully implement our business plan. The Company acquired Battle Mountain which has agreed to make an Initial Contribution for an exploration Program by April 2006. Battle Mountain has paid $1,055,794 toward the Initial Contribution. In addition, we accrue salary of $7,500 per month for Mark Kucher, our Chief Financial Officer, payable at such time as the Company is fully vested in Pediment, which the Company expects to occur no earlier than April 1, 2006. There can be no assurance that additional capital will be available to the Company, or that, if available, it will be on terms satisfactory to the Company's management. Any additional financing may involve dilution to the Company's then-existing shareholders. At this time, no other additional financing has been secured or identified. The Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain additional capital on terms satisfactory to the Company's management, or at all, may cause the Company to delay, curtail, scale back or forgo its operations.

FUTURE DISPUTES BETWEEN THE COMPANY AND NGXS REGARDING THE OPERATING AGREEMENT
------------------------------------------------------------------------------
OF PEDIMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF
-------------------------------------------------------------------------------
OPERATION.
----------

     In February 2005, we received a Notice of Default from NGXS regarding the Operating Agreement of Pediment after we proposed that Pediment acquire an interest in two (2), rather than all eleven (11), land areas that Pediment identified for land acquisition, and that Pediment begin an initial drilling program only on the two (2) areas. We had paid an aggregate of $1,055,794 toward the Initial Contribution in Pediment. In February 2005, we withdrew a substantial amount of the funds from Pediment's account. Following the withdrawal, we received a letter from NGXS stating that NGXS was of the opinion that withdrawal was a breach of the Operating Agreement or a resignation by us and requesting the immediate return of the withdrawn money. The Company and NGXS have amended the Operating Agreement. We have returned the funds to Pediment's account pursuant to the Amended Operating Agreement and have otherwise cured the Notice of Default and letter of breach. Our agreement with NGXS regarding Pediment may be subject to future disputes that we may not be able to resolve. If we have future disputes with NGXS regarding Pediment, the Hot Pots Project or the Fletcher Junction Project, we may not be able to earn more than our 50% interest in the Hot Pots Project, our 50% interest in the Fletcher Junction
Project, or any interest in Pediment, each of which could have a material adverse effect on our business and results of operation.

FROM TIME TO TIME THE COMPANY INVESTS IN TRADING SECURITIES, THE VALUE OF WHICH
-------------------------------------------------------------------------------
IS SUBJECT TO SIGNIFICANT FLUCTUATIONS.
---------------------------------------

     From time to time the Company invests in trading securities, the value of which is subject to significant fluctuations. Our trading securities are stated at fair value and realized and unrealized gains and losses are included in income. We had unrealized loss of $10,600 from trading securities during the three months ended March 31, 2005. If there are significant fluctuations in the value of our short-term investments, it would have a direct effect on our results of operations. If we sell our short-term investments when they have lost significant value, it will have a material adverse effect on our business and results of operations.

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR
--------------------------------------------------------------------------------
ABILITY TO CONTINUE AS A GOING CONCERN.
---------------------------------------

     In its report dated April 18, 2005, Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants expressed an opinion that there is substantial doubt about our ability to continue as a going concern based on our history of operating losses since Inception, our lack of operating revenues and our dependence on adequate financing. Our financial statements do not include any adjustments that might result from the outcome of that uncertainty. We closed a reverse merger transaction with Battle Mountain on September 9, 2004; however, Battle Mountain is itself in the exploration stage and in need of additional capital. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon future events, including obtaining $2,415,000 of financing (discussed above) to fully implement our business plan. If we are unable to continue as a going concern, you will lose your entire investment.

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

JAMES E. MCKAY, MARK KUCHER, WADE A HODGES AND KENNETH TULLAR CAN VOTE AN
-------------------------------------------------------------------------
AGGREGATE OF 47.0% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE
------------------------------------------------------------------------------
DECISIONS.
----------

     James E. McKay, Mark Kucher, Wade A Hodges and Kenneth Tullar beneficially own an aggregate of approximately 47.0% of the issued and outstanding shares of our common stock. Accordingly, they will exercise significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Messrs. McKay, Kucher, Hodges and Tullar may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

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

     We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern
-------------

     We have been in the exploration stage since our formation and have not yet realized any revenues from our planned operations. The accompanying financial statements have been prepared assuming we will continue as a going concern. As shown in the accompanying financial statements, we have incurred a net loss of $541,699 for the period from Inception through March, 31, 2005 and have had no sales. These conditions among others create an uncertainty as to our ability to continue as a going concern, particularly in the event that we cannot obtain $2,600,000 million of additional financing to fully implement our business plan and to continue with our current operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of mineral properties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Marketable Securities
---------------------

     We determine the appropriate classification of investment securities at the time they are acquired and evaluate the appropriateness of such classification at each balance sheet date. Trading securities are held for resale in anticipation of short-term (generally 90 days or less) fluctuations in market prices. Trading securities, consisting primarily of actively traded equity securities, are stated at fair value. Realized and unrealized gains and losses are included in income. We had unrealized loss of $10,600 from trading securities during the three months ended March 31, 2005. Available-for-sale securities consist of marketable equity securities not classified as trading securities. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity. We did not have any holding gains or losses from available-for-sale securities during the three months ended March 31, 2005.

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

ITEM 2.  CHANGES IN SECURITIES

     In February 2005, we amended the terms of a sale of stock that we made in November 2004. In November 2004, we sold an aggregate of 450,000 shares of common stock to four (4) individual investors for an aggregate of $450,000 (or $1.00 per share). In February 2005, we changed the terms of the sale to provide for 900,000 shares for an aggregate of $450,004 (or approximately $0.50 per share). In April 2005, we agreed to accept $100,000 less of an investment from one of the investors. As a result of these changes in the original terms of the sale, we received $350,004 for an aggregate of 700,000 shares. The spouse of Mark Kucher, the Company's Chief Financial Officer and a Director of the Company, purchased 40,000 of these shares.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

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


     Kenneth Tullar, the beneficial owner of 5.2% of the Company's common stock, owns a twenty percent (20%) membership interest in NGXS. Mr. Tullar provides geological services to the Joint Venture. He currently receives a flat rate of $8,000 per month from Pediment for services that he provides to Pediment as well as reimbursement of his actual expenses, and for each day that he works in the field, a per diem of $125 per day. The Company and NGXS came to the current terms regarding Mr. Tullar's payment as part of the Amended Operating Agreement entered into in February 2004. During the period covered by this report, Mr. Tullar was receiving $400 per day and the $125 per diem. Mr. Tullar received an aggregate of $47,200 for services that he provided to the Joint Venture during the period covered by this report. In April the Company's Board of Directors granted Mr. Tullar an option to purchase 200,000 shares the Company's common stock at an exercise price of $0.40 per share that vested in its entirety on April 15, 2005.

     The Company entered into an employment agreement with Mark Kucher pursuant to which Mr. Kucher serves as the Company's Chief Financial Officer and as a Director of the Company. The terms of the agreement provide that it is retroactively effective on January 1, 2004. Mr. Kucher receives a base salary of $7,500 per month, effective retroactively from January 2004 that is not payable until the Company is fully vested in Pediment. Mr. Kucher has the option to receive his salary in shares, at market value, at any time. Mr. Kucher also receives three (3) weeks of paid vacation. The agreement provides for the grant of an option to Mr. Kucher to purchase 500,000 shares of the Company's common stock that vests one year after commencement of Mr. Kucher's employment with the Company, provided that if the Company terminates Mr. Kucher's employment prior to such time, the option will automatically vest in its entirety on the date of termination. On December 15, 2004, in satisfaction of the obligation to grant an option to Mr. Kucher, the Company's Board of Directors granted Mark Kucher an option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.40 per share, which option vests in its entirety on April 15, 2005. provided that if the Company terminates Mr. Kucher's employment prior to May 31, 2005, the option will automatically vest in its entirety on the date of termination. Although Mr. Kucher's employment commenced on January 1, 2004, under the terms of the employment agreement, Mr. Kucher agreed to receive the option with the later vesting date of May 31, 2005.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

     Exhibit No.          Description
     31.1*                Certificate of the Chief Executive Officer pursuant
                          Section 302 of the Sarbanes-Oxley Act of 2002

     31.2*                Certificate of the Chief Financial Officer pursuant
                          Section 302 of the Sarbanes-Oxley Act of 2002

     32.1*                Certificate of the Chief Executive Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002

     32.2*                Certificate of the Chief Financial Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002


* Filed Herein.

     b)     Reports on Form 8-K

     The Company filed 6 reports on Form 8-K during the quarter for which this report is filed:

1.     Form 8-K filed on January 7, 2005
2. Form 8-K/A Amend. #1 (to 8-K filed on Oct. 20, 2004), filed on January 10, 2005
3.     Form 8-K filed on January 26, 2005
4.     Form 8-K filed on February 11, 2005
5.     Form 8-K filed on February 24, 2005
6. Form 8-K/A Amend. #1 (to 8-K filed on Sep. 9, 2004), filed on March 29, 2005

      Subsequent to the close of the quarter for which this report is filed, the Company filed two additional reports on Form 8-K:

1. Form 8-K/A Amend. #2 (to 8-K filed on Sep. 9, 2004), filed on April 13, 2005
2. Form 8-K/A Amend. #3 (to 8-K filed on Sep. 9, 2004), filed on April 22, 2005

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BATTLE  MOUNTAIN  GOLD  EXPLORATION  CORP.

DATE: May 11, 2005                 By: /s/ James E. McKay
                                      -------------------
                                      James E. McKay,
                                      Chief Executive Officer