Form 10QSB
period 2005-06-30
Battle Mountain Gold Exploration Corp.
filed 2005-07-20
CIK 1162177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

     AS OF JUNE 30, 2005, THE ISSUER HAD 41,030,000 SHARES OF COMMON STOCK OUTSTANDING, ALL OF WHICH HAVE BEEN ISSUED.

                          PART I FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.


                  BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                      (A COMPANY IN THE EXPLORATION STAGE)
                            CONDENSED BALANCE SHEETS

                                                                               JUNE 30, 2005
                                                                               -------------
                                                                                (UNAUDITED)
                                                                                ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $    85,634
                                                                                ------------

Fixed assets (net of accumulated depreciation of $280)                                2,244
                                                                                ------------
Other Assets:
   Investment in mining property                                                  1,055,794
   Deposit                                                                              295
                                                                                ------------
Total other assets                                                                1,056,089
                                                                                ------------
TOTAL ASSETS                                                                    $ 1,143,967
                                                                                ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $    19,500
   Related party payables                                                           127,500
                                                                                ------------
Total current liabilities                                                           147,000

Commitments and contingencies                                                             -

STOCKHOLDERS' EQUITY:
Preferred stock:  10,000,000 shares authorized ($0.001 par value) none issued             -
Common stock, ($0.001 par value):
   Authorized shares - 100,000,000
   Issued and outstanding shares - 41,030,000 at June 30, 2005                       41,030
Additional paid-in capital                                                        1,617,278
Deficit accumulated during the exploration stage                                   (661,341)
                                                                                ------------
Total stockholders' equity                                                          996,967
                                                                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 1,143,967
                                                                                ============

    The accompanying notes are an integral part of the Financial Statements.


                            BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                               (A COMPANY IN THE EXPLORATION STAGE)
                                CONDENSED STATEMENTS OF OPERATIONS

                                           (UNAUDITED)

                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                ========================   =========================
                                  JUNE 30,     JUNE 30,      JUNE 30,     JUNE 30,     INCEPTION TO
                                    2005         2004          2005         2004          DATE
                                ------------  -----------  ------------  -----------  ------------
REVENUE                         $         -   $        -   $         -   $        -   $         -

EXPENSES:
Depreciation                            (47)           -           (94)           -          (280)
Professional and consulting        (135,110)     (30,000)     (247,969)     (87,560)     (450,612)
Travel and entertainment             (5,431)         (65)      (13,581)      (2,309)      (41,353)
Rent and office                      (5,803)      (5,418)       (8,448)      (6,380)      (26,101)
General and administrative          (23,769)        (650)      (61,964)        (963)      (94,650)
                                ------------  -----------  ------------  -----------  ------------
Total operating expenses           (170,160)     (36,133)     (332,056)     (97,212)     (612,996)
                                ------------  -----------  ------------  -----------  ------------

Loss from operations               (170,160)     (36,133)     (332,056)     (97,212)     (612,996)

OTHER INCOME (EXPENSE):
Interest Expense                          -            -                           -         (448)
Unrealized gain / (loss)             10,600            -             -      (24,200)
Loss on sale of investments         (10,082)           -       (10,082)           -       (23,878)
Other income                              -            -                          -           181
                                ------------  -----------  ------------  -----------  ------------
Total other income / (expense)          518            -       (10,082)           -       (48,345)
                                ------------  -----------  ------------  -----------  ------------
Loss before income taxes           (169,642)     (36,133)     (342,138)     (97,212)     (661,341)

Provision for income taxes                -            -                                        -

Net loss                        $  (169,642)  $  (36,133)  $  (342,138)  $  (97,212)  $  (661,341)
                                ------------  -----------  ------------  -----------  ------------
Loss per share: basic and
diluted                         $     (0.01)  $    (0.01)  $     (0.01)  $    (0.01)  $     (0.03)
                                ============  ===========  ============  ===========  ============
Weighted average shares basic
and diluted                      41,030,000    7,000,000    41,030,000    8,546,667    26,346,667
                                ============  ===========  ============  ===========  ============

    The accompanying notes are an integral part of the Financial Statements.


                        BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                             (A COMPANY IN EXPLORATION STAGE)
                            CONDENSED STATEMENTS OF CASH FLOWS

                                        (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                      ======================
                                                        JUNE 30,   JUNE 30,    INCEPTION TO
                                                         2005        2004         DATE
                                                      ----------  ----------  ------------
OPERATING ACTIVITIES:
Net loss                                              $(342,138)  $ (97,212)  $  (661,341)
Adjustments to reconcile net income to net cash
provided by operating activities:
      Depreciation                                           94           -           280
      Unrealized loss on investments                          -           -        24,200
      Loss on sale of investments                        10,082           -        23,878
      Increase in deposits                                    -        (295)         (295)
      Increase in accounts payable                        7,745           -        19,500
                                                      ----------  ----------  ------------
Net cash used in operating activities                  (324,217)    (97,507)     (593,778)

INVESTING ACTIVITIES:
Purchases of fixed assets                                     -           -        (2,523)
Purchase of short term investments                            -    (114,000)     (114,000)
Proceeds from sale of short term investments             25,718           -        65,921
Investment in mining properties                        (630,794)   (325,000)   (1,055,794)
                                                      ----------  ----------  ------------
Net cash used in investing activities                  (605,076)   (439,000)   (1,106,396)

FINANCING ACTIVITIES:
Proceeds from issuance of related party notes                 -      63,392       125,696
Principal payments on related party notes payable      (148,196)          -      (198,196)
Proceeds from short term notes                                -           -       150,000
Proceeds from issuance of common stock                  460,000     480,000     1,708,308
                                                      ----------  ----------  ------------
Net cash provided by financing activities               311,804     543,392     1,785,808
                                                      ----------  ----------  ------------
Net increase (decrease) in cash and cash equivalents   (617,489)      6,885        85,634
Cash and cash equivalents at beginning of period        703,123           -             -
                                                      ----------  ----------  ------------
Cash and cash equivalents at end of period            $  85,634   $   6,885   $    85,634
                                                      ==========  ==========  ============


SUPPLEMENTAL INFORMATION
------------------------

During the six months ended June 30, 2005 and 2004, the Company paid $0 interest.

The Company paid no income taxes during the six months ended June 30, 2005 and 2004.

    The accompanying notes are an integral part of the Financial Statements.

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

Certain amounts have been reclassified to conform to the current presentation. These reclassifications did not have an impact on previously reported financial position, cash flows, or results of operations.


2.     MARKETABLE  SECURITIES
       ----------------------

Pursuant to Statement of Financial Accounting Standards (SFAS) 115 "Accounting for Certain Investments in Debt and Equity Securities" management determines the appropriate classification of investment securities at the time they are acquired and evaluates the appropriateness of such classification at each balance sheet date.

During the quarter, the Company sold all of its marketable securities resulting in a loss of $10,082.

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

As of June 30, 2005, the Company paid an aggregate of $1,055,794, of which $325,000 is non-refundable, towards acquiring a 70% interest in Pediment as part of an agreed initial contribution amount of $3,250,000.

The Company was granted an extension by Pediment until September 1, 2005 to make its previously required July 1, 2005 payment of $385,000.


4.     RELATED  PARTY  TRANSACTIONS
       ----------------------------

As of June 30, 2005 the Company had outstanding operating payables due to officers and directors in the amount of $127,500.

5.     CAPITAL  STOCK
       --------------

In January 2005, the Company issued 920,000 shares of common stock at $0.50 per share for cash of $460,000.


6.     INCOME  TAXES
       -------------

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry-forwards a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.


The Company has incurred a loss of $661,341 as of June 30, 2005 that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. This net operating loss carry-forward will begin to expire in the year 2024. As of June 30, 2005, due to management's doubt the loss carry forward can utilitized prior to expiration, the entire future tax benefit has been offset by a valuation allowance.

7.     LOSS PER SHARE OF COMMON STOCK
       ------------------------------

The Company's loss per share of common stock is based on the weighted average number of common shares outstanding at the financial statement date consisting of the following:

                                    FOR THE SIX MONTHS ENDED
                                          JUNE 30, 2005
                                       ==================

     BASIC LOSS PER SHARE:
         Net loss                        $   (342,138)
         Shares outstanding                41,030,000
                                       ==================
         Loss per basic share            $      (0.01)
                                       ==================
     FULLY DILUTED LOSS PER SHARE:
         Net loss                        $   (342,138)
         Shares outstanding                41,030,000
                                       ==================
         Loss per diluted share          $       (0.01)
                                       ==================

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     On August 15, 2004, Battle Mountain and NGXS amended the timing of the payments toward the Initial Contribution. As of December 31, 2004, Battle Mountain had paid an accumulated total of $425,000 toward the Initial
Contribution. Of the $425,000, $325,000 is a non-refundable deposit (the "Deposit"). In January 2005, Battle Mountain paid an aggregate of $630,794 of additional payments toward the Initial Contribution. Battle Mountain has not yet earned an interest in Pediment. Under the Operating Agreement, as amended, Battle Mountain will earn a 50% interest in Pediment after Pediment expends the Deposit and the $630,794 (or an aggregate of $1,055,794). The remainder of the Initial Contribution, as amended, is payable as follows: 1) $385,000 due on July 1, 2005, which has been extended to September 1, 2005,the expenditure of which will give Battle Mountain a 55% interest in Pediment; 2) $385,000 due on November 1, 2005, the expenditure of which will give Battle Mountain a 60% interest in Pediment; and 3) $1,315,000 due on April 1, 2006, the expenditure of which will give Battle Mountain a 70% interest in Pediment. In determining whether Battle Mountain has funded the Exploration Program and earned an interest in Pediment, the following costs will be included: property acquisition costs, rentals royalties and other payments necessary to acquire and maintain title to property; salaries, wages, employee benefits and taxes thereon; materials, equipment and supplies; reasonable transportation; contract services and utilities; insurance premiums; damages or losses in excess of insurance proceeds; legal and regulatory costs and expenses; the cost of annual audits; taxes; overhead; costs of reasonably anticipated environmental compliance; and any other reasonable direct expenditures for the necessary and proper conduct of operations (collectively, the "Expenditures"). Battle Mountain needs to raise capital to complete the Initial Contribution.

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

     Subsequent  Events
     ------------------

     Pediment's  Letter  Agreement  with  Placer  Dome
     --------------------------------------------------

     On October 20, 2004 Pediment entered into a binding letter agreement (the "Letter Agreement") with Placer Dome U.S. Inc. ("Placer Dome") for exploration and development during the three-year period beginning on October 21, 2004 (the "Earn-In Period") on unpatented mining claims owned by Placer Dome and located in Humboldt County, Nevada (the "Placer Dome Claims"). The Placer Dome Claims are part of the Hot Pots Project and the land on which they are located is adjacent to the land covered by the Tomera Lease. Pursuant to the Letter Agreement, Pediment has the right to earn a 70% interest in, and to enter into a joint venture agreement covering, the Placer Dome Claims. Retention of the Letter Agreement is predicated on an initial payment of $3,000 (which Pediment paid in October 2004), and an obligation to incur an aggregate of $1 million of work expenditures on the Placer Dome Claims during the Earn-In Period as follows: 1) $50,000 during the period from October 21, 2004 through October 21, 2005; 2) $250,000 during the period from October 21, 2005 through October 21, 2006; and 3) $700,000 during the period from October 21, 2006 through October 21, 2007. Pediment may acquire an undivided 70% interest in the Placer Dome Claims after incurring the full amount of the work expenditures. If Pediment acquires such interest, Pediment may be obligated to enter into a joint venture agreement with Placer Dome covering future activities on the Placer Dome Claims.

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

     Exploration drilling began on the Hot Pots Project on March 21, 2005 and was completed on April 15, 2005. Nine vertical, reverse circulation drill holes were drilled over a 4 square mile area for a total of almost 4,000 feet of drilling to depths ranging from 300 to 620 feet. Depth to bedrock was shallower than anticipated with alluvial gravel thicknesses of less than 70 feet in all holes except one. The playa sediments and gravels were found to overlay volcanoclastic sediments overlaying Paleozoic bedrock. Depth to the Paleozoic bedrock surface ranged from 110 to 390 feet and oxidation extends over 300 feet into the bedrock. Water samples from all but one of the holes reported anomalous gold and other trace-elements and one of the holes reported 267 parts per trillion gold, values similar to the gold and water chemistry at the nearby Lone Tree Mine. Bedrock samples from all of the holes reported gold, from strong to weakly anomalous values, arsenic and associated anomalous trace elements in seven of the nine holes. Hydrothermal alteration was identified in five of the holes. These findings, when integrated with the existing project information has identified a roughly north south trending geological uplift, bounded on the east and west by two north-south trending structural trends that appear to reflect the pattern of anomalous gold and associated trace elements reported from both the water and bedrock sampling. A soil gas chemistry (Carbon Dioxide only) orientation survey has been initiated and preliminary data from this in-progress survey supports the drilling, water chemistry and geophysical data as to the location and chemically anomalous nature of these two trends.

PLAN OF OPERATION

     The Company can satisfy its cash requirements for the next two (2) months. The Company and Nevada Gold Exploration Solutions have agreed to extend the due date from July 1, 2005 to September 1, 2005 for the Company's payment of $385,000 to Pediment Gold LLC. It is imperative that the Company obtain $2,600,000 of additional financing to conduct its business operations during the next twelve months and fully implement its business plan. The Company has raised approximately $1,815,000 for its gold exploration activities which it has used for payments toward the Initial Contribution in Pediment and for expenses. During the next twelve months, the Company, through Battle Mountain, is obligated to contribute$2,085,000 to Pediment for the Exploration Program to retain its right to earn up to a 70% interest in Pediment. Pediment in turn is required, during the next twelve months, to spend at least $50,000 on the Placer Dome Claims (pursuant to its agreement with Placer Dome) to retain its right to earn up to a 70% interest in the Placer Dome Claims and $15,000 on the Tomera Lease (pursuant to its agreement with Tomera Ranches) to retain its rights in the Tomera Lease. The Company is taking steps to raise equity capital or to borrow additional funds. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company does not have any commitments from its officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate financing may result in the Company having to delay, curtail, scale back or forgo its operations.

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

THREE MONTHS ENDED JUNE 30, 2005

Revenues
--------

     The Company did not have any revenues during the three months ended June 30, 2005.

Expenses
--------

     For the three months ended June 30,2005, the Company had total operating expenses of $170,160 and a loss on sale of investments of $10,082, consisting of professional and consulting of $135,110, travel and entertainment of $5,431, rent and office of $5,803, general and administrative expenses of $23,769, and depreciation expense of $47.

Net Loss and Net Loss Per Share
-------------------------------

     Net loss was $169,642 (or basic and diluted loss per common share of $(0.01) for the three months ended June 30, 2005.

SIX MONTHS ENDED JUNE 30, 2005

Revenues
--------

     The Company did not have any revenues during the six months ended June 30, 2005.

Expenses
--------

     For the six months ended June 30,2005, the Company had total operating expenses of $332,056 and a loss on sale of investments of $10,082, consisting of professional and consulting of $247,969, travel and entertainment of $13,581, rent and office of $8,448, general and administrative expenses of $61,964, and depreciation expense of $94.


Net Loss and Net Loss Per Share
-------------------------------

     Net loss was $342,138 (or basic and diluted loss per common share of $(0.01) for the three months ended June 30, 2005.


PERIOD FROM JANUARY 7, 2004 (INCEPTION) THROUGH JUNE 30, 2005

Revenues
--------

     The Company had no revenues during the period from Inception through June 30, 2005.

Expenses
--------

     During the period from Inception through June 30, 2005, the Company had total operating expenses of $612,996, consisting of professional and consulting of $450,612 travel and entertainment of $41,353, rent and office of $26,101, general and administrative expenses of $94,650, and depreciation expense of $280. The Company also had $48,345 in other expenses primarily consisting of realized and unrealized losses on marketable securities.


Net Loss and Net Loss Per Share
-------------------------------

     Net loss was $661,341 for the period from Inception through June 30, 2005.


LIQUIDITY AND CAPITAL RESOURCES

     Total current assets were $85,634 as of June 30, 2005 consisting of cash.

     Total current liabilities were $147,000 as of June 30, 2005, consisting of related party payables of $127,500 and accounts payable of $19,500. Of the payables to related parties, $120,000 is accrued base compensation for Mark Kucher.

     Net cash used in operating activities was $324,217 for the six months ended June 30, 2005, consisting of net loss of $342,138 that was offset by an increase in realized loss on investments of $10,082, and an increase in accounts payable of $7,745 and an adjustment for depreciation expense of $94.

     Net cash used in investing activities was $605,076 for the six months ended June 30, 2005, consisting primarily of investment in mining properties.

     Net cash provided by financing activities was $311,804 for the six months ended June 30, 2005, due to proceeds from issuance of common stock of $460,000 offset by principal payments of $148,196 on related party notes payable.

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

FROM TIME TO TIME THE COMPANY INVESTS IN TRADING SECURITIES, THE VALUE OF WHICH
-------------------------------------------------------------------------------
IS SUBJECT TO SIGNIFICANT FLUCTUATIONS.
---------------------------------------

     From time to time the Company invests in trading securities, the value of which is subject to significant fluctuations. Our trading securities are stated at fair value and realized and unrealized gains and losses are included in income. We had realized loss of $10,082 from trading securities during the six months ended June 30, 2005 related to the closure of our trading securities account.

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR
--------------------------------------------------------------------------------
ABILITY TO CONTINUE AS A GOING CONCERN.
---------------------------------------

     In its report dated April 18, 2005, Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants expressed an opinion that there is substantial doubt about our ability to continue as a going concern based on our history of operating losses since Inception, our lack of operating revenues and our dependence on adequate financing. Our financial statements do not include any adjustments that might result from the outcome of that uncertainty. We closed a reverse merger transaction with Battle Mountain on September 9, 2004; however, Battle Mountain is itself in the exploration stage and in need of additional capital. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon future events, including obtaining $2,600,000 of financing (discussed above) to fully implement our business plan. If we are unable to continue as a going concern, you will lose your entire investment.

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

JAMES E. MCKAY, MARK KUCHER, WADE A HODGES AND KENNETH TULLAR CAN VOTE AN
-------------------------------------------------------------------------
AGGREGATE OF 47.0% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE
------------------------------------------------------------------------------
DECISIONS.
----------

     James E. McKay, Mark Kucher, Wade A Hodges, and Kenneth Tullar beneficially an aggregate of approximately 47.5% of the issued and outstanding shares of our common stock. Accordingly, they will exercise significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Messrs. McKay, Kucher, Hodges and Tullar may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.


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

     We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern
-------------

     We have been in the exploration stage since our formation and have not yet realized any revenues from our planned operations. The accompanying financial statements have been prepared assuming we will continue as a going concern. As shown in the accompanying financial statements, we have incurred a net loss of $661,341 for the period from Inception through June 30, 2005 and have had no sales. These conditions among others create an uncertainty as to our ability to continue as a going concern, particularly in the event that we cannot obtain $2,600,000 million of additional financing to fully implement our business plan and to continue with our current operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of mineral properties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.


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

ITEM 2.  CHANGES IN SECURITIES

     In February 2005, we amended the terms of a sale of stock that we made in November 2004. In November 2004, we sold an aggregate of 450,000 shares of common stock to four (4) individual investors for an aggregate of $450,000 (or $1.00 per share). In February 2005, we changed the terms of the sale to provide for 900,000 shares for an aggregate of $450,000 (or approximately $0.50 per share). In April 2005, we agreed to accept $100,000 less of an investment from one of the investors. As a result of these changes in the original terms of the sale, we received $350,000 for an aggregate of 700,000 shares. The spouse of Mark Kucher, the Company's Chief Financial Officer and a Director of the Company, purchased 40,000 of these shares.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

     The Company has filed a Schedule 14-C with the SEC and intends to schedule a shareholders' meeting upon completion of the Schedule 14-C review process by the SEC.


ITEM 5.  OTHER INFORMATION

Related Party Transactions
--------------------------

     The Company has entered into a consulting agreement with James E. McKay, pursuant to which Mr. McKay serves as the Company's President. Mr. McKay receives a base salary of $7,500 per month, three (3) weeks of paid vacation, and an option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.99 per share that vests in its entirety on May 31,2005.


     Wade A. Hodges is a Director of the Company, the beneficial owner of 5.2% of the Company's stock and owns a forty percent (40%) membership interest in NGXS. As contemplated by the Joint Venture, Battle Mountain and NGXS formed Pediment to explore the Nevada great basin physiographic area using a proprietary water chemistry database developed by NGXS. Mr. Hodges provides geological services to the Joint Venture. He currently receives a flat rate of $8,000 per month from Pediment for services that he provides to Pediment as well as reimbursement of his actual expenses, and for each day that he works in the field, a per diem of $125 per day. The Company and NGXS came to the current terms regarding Mr. Hodges's payment as part of the Amended Operating Agreement entered into in February 2005. During the period covered by this report, Mr. Hodges was receiving $8000 per month and the $125 per diem. Mr. Hodges received an aggregate of $24,158.06 for services that he provided to the Joint Venture during the period covered by this report.

     Kenneth Tullar, the beneficial owner of 5.2% of the Company's common stock, owns a twenty percent (20%) membership interest in NGXS. Mr. Tullar provides geological services to the Joint Venture. He currently receives a flat rate of $8,000 per month from Pediment for services that he provides to Pediment as well as reimbursement of his actual expenses, and for each day that he works in the field, a per diem of $125 per day. The Company and NGXS came to the current terms regarding Mr. Tullar's payment as part of the Amended Operating Agreement entered into in February 2004. During the period covered by this report, Mr. Tullar was receiving $8000 per month and the $125 per diem. Mr. Tullar received an aggregate of $33,699.71 for services that he provided to the Joint Venture during the period covered by this report. In April the Company's Board of Directors granted Mr. Tullar an option to purchase 200,000 shares the Company's common stock at an exercise price of $0.40 per share that vested in its entirety on April 15, 2005.


     The Company entered into an employment agreement with Mark Kucher pursuant to which Mr. Kucher serves as the Company's Chief Financial Officer and as a Director of the Company. The terms of the agreement provide that it is retroactively effective on January 1, 2004. Mr. Kucher receives a base salary of $7,500 per month, effective retroactively from January 2004 that is not payable until the Company is fully vested in Pediment. Mr. Kucher has the option to receive his salary in shares, at market value, at any time. Mr. Kucher also receives three (3) weeks of paid vacation. The agreement provides for the grant of an option to Mr. Kucher to purchase 500,000 shares of the Company's common stock that vests one year after commencement of Mr. Kucher's employment with the Company, provided that if the Company terminates Mr. Kucher's employment prior to such time, the option will automatically vest in its entirety on the date of termination. On December 15, 2004, in satisfaction of the obligation to grant an option to Mr. Kucher, the Company's Board of Directors granted Mark Kucher an option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.90 per share, which option vests in its entirety on May 31, 2005, provided that if the Company terminates Mr. Kucher's employment prior to May 31, 2005, the option will automatically vest in its entirety on the date of termination. Although Mr. Kucher's employment commenced on January 1, 2004, under the terms of the employment agreement, Mr. Kucher agreed to receive the option with the later vesting date of May 31, 2005.


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

     Exhibit No.         Description
     31.1*               Certificate of the Chief Executive Officer pursuant
                         Section 302 of the Sarbanes-Oxley Act of 2002

     31.2*               Certificate of the Chief Financial Officer pursuant
                         Section 302 of the Sarbanes-Oxley Act of 2002

     32.1*               Certificate of the Chief Executive Officer pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002

     32.2*               Certificate of the Chief Financial Officer pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002


* Filed Herein.

     b)     Reports on Form 8-K

     The Company filed 2 reports on Form 8-K AND 1 SHCEDULE 14-C during the quarter for which this report is filed:

     1. Form 8-K/A Amend. #2 (to 8-K filed on Sep. 9, 2004), filed on April 13, 2005

     2. Form 8-K/A Amend. #3 (to 8-K filed on Sep. 9, 2004), filed on April 22, 2005



The Company filed one Schedule 14-C during the quarter for which this report is filed:


     Subsequent to the close of the quarter for which this report is filed, the Company has not filed any additional reports.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BATTLE  MOUNTAIN  GOLD  EXPLORATION  CORP.

DATE: July 11, 2005                 By: /s/ James E. McKay
                                      -------------------
                                      James E. McKay,
                                      Chief Executive Officer