Form 10KSB/A
period 2004-12-31
Battle Mountain Gold Exploration Corp.
filed 2005-09-02
CIK 1162177

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

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS

ITEM 1.     DESCRIPTION OF BUSINESS                                            4
ITEM 2.     DESCRIPTION OF PROPERTY                                            9
ITEM 3.     LEGAL PROCEEDINGS.                                                10
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.              11
ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.         11
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.        14
ITEM 7.     FINANCIAL STATEMENTS.                                             25
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.                            42
ITEM 8A.    CONTROLS AND PROCEDURES.                                          42
ITEM 8B.    OTHER INFORMATION.                                                42
ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.              43
ITEM 10.    EXECUTIVE COMPENSATION.                                           46
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                48
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                   49
ITEM 13.    EXHIBITS.                                                         50
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.                           51
SIGNATURES                                                                    52

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

ITEM 8A.     CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were (a) not adequately designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (b) not effective to ensure that the information was accumulated and communicated to the Company's management to allow timely decisions regarding required disclosures. The material weakness, as observed by management in February and March 2005, was that, in the opinion of management, the assignments and work were not being completed by our accountants in a timely manner, such that the Company and its auditor would have the financial data required in order to timely meet its filing and reporting obligations under the Exchange Act. The Company believes these problems began in the first quarter 2005. The Company's management believes the delay in getting the necessary information and work product from our accountant and auditor was due in large part to the fact that they were located outside the U.S. and were foreign entities, and this seemed to cause time delays in getting work completed. Our chief executive officer and chief financial officer took immediate steps by obtaining a consulting accountant (Wayne Richardson, CPA) and engaging another accounting firm (Mark Bailey and Company) to prepare our financial statements for timely audit and review by our principal independent accountant and to integrate the financial accounting systems for the Company. We also obtained a domestic local auditor, Chisholm, Bierwolf and Nilson. Our chief executive officer and chief financial officer believe that these measures have improved our disclosure controls and procedures and made them effective in in regard to timely accumulation and communication of financial information and data.

     (b) Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

* Previously filed

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

                              BATTLE  MOUNTAIN  GOLD  EXPLORATION  CORP.

                              By:  /s/ James  E.  McKay
                                 ----------------------
                              Name:  James  E.  McKay
                              Title: Chief  Executive  Officer  and
                                     Director
                              Date:  September 2, 2005

     In accordance with the Exchange, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                              DATE
---------                     -----                              -----

By: /s/ James E. McKay        Chief Executive Officer,         September 2, 2005
    ------------------
    James E. McKay            President, Secretary, Treasurer
                              and Director

By: /s/ Mark D. Kucher        Chief Financial Officer          September 2, 2005
    -----------------
    Mark Kucher               and Director

By: /s/ Anthony E. W. Crews   Director                         September 2, 2005
    -----------------------
    Anthony E. W. Crews