Form 10QSB
period 2005-09-30
Battle Mountain Gold Exploration Corp.
filed 2005-11-08
CIK 1162177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

     AS OF SEPTEMBER 30, 2005, THE ISSUER HAD 42,530,000 SHARES OF COMMON STOCK OUTSTANDING, ALL OF WHICH HAVE BEEN ISSUED.

                          PART I FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                     BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                         (A COMPANY IN THE EXPLORATION STAGE)
                               CONDENSED BALANCE SHEETS


                                                                               SEPTEMBER 30,
                                                                                   2005
                                                                                (UNAUDITED)
                                                                                ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $   325,932
                                                                                ------------
Fixed assets (net of accumulated depreciation of $332)                                2,456
                                                                                ------------
Other Assets:
   Investment in mining property                                                  1,055,794
   Deposit                                                                              295
                                                                                ------------
Total other assets                                                                1,056,089


TOTAL ASSETS                                                                    $ 1,384,477
                                                                                ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $    19,500
   Related party payables                                                           150,000
                                                                                ------------
Total current liabilities                                                           169,500

Commitments and contingencies                                                             -

STOCKHOLDERS' EQUITY:
Preferred stock:  10,000,000 shares authorized ($0.001 par value) none issued             -
Common stock, ($0.001 par value):
   Authorized shares - 100,000,000
   Issued and outstanding shares - 42,530,000 at September 30, 2005                  42,530
Additional paid-in capital                                                        2,532,972
Subscriptions receivable                                                            (90,670)
Deficit accumulated during the exploration stage                                 (1,269,855)
                                                                                ------------

Total stockholders' equity                                                        1,214,977
                                                                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 1,384,477
                                                                                ============

The accompanying notes are an integral part of the financial statements.


                          BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                                (A COMPANY IN THE EXPLORATION STAGE)
                                 CONDENSED STATEMENTS OF OPERATIONS

                                             (UNAUDITED)

                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                --------------------------------------------------------------------
                                SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, INCEPTION TO
                                    2005          2004          2005          2004          DATE
                                --------------------------------------------------------------------
REVENUE                         $         -   $         -   $         -   $         -   $         -

EXPENSES:
Depreciation                            (52)            -          (146)            -          (332)
Professional and consulting         (30,220)      (45,000)     (278,188)     (132,560)     (480,831)
Travel and entertainment            (21,202)      (16,097)      (34,783)      (18,406)      (62,555)
Rent and office                      (2,388)       (2,914)      (10,837)       (9,294)      (28,490)
General and administrative          (12,457)       (3,180)      (74,422)       (4,142)     (107,108)
                                --------------------------------------------------------------------
Total operating expenses            (66,319)      (67,191)     (398,376)     (164,402)     (679,316)
                                --------------------------------------------------------------------

Loss from operations                (66,319)      (67,191)     (398,376)     (164,402)     (679,316)

OTHER INCOME (EXPENSE):
Interest Expense                          -             -             -             -          (448)
Financing fees                     (542,194)                   (542,194)                   (542,194)
Unrealized gain / (loss)                  -             -             -       (24,200)      (24,200)
Loss on sale of investments               -             -       (10,082)            -       (23,878)
Other income                              -             -             -             -           181
                                --------------------------------------------------------------------
Total other income / (expense)     (542,194)            -      (552,276)      (24,200)     (590,539)
                                --------------------------------------------------------------------
Loss before income taxes           (608,513)      (67,191)     (950,652)     (188,602)   (1,269,855)
                                --------------------------------------------------------------------
Provision for income taxes                -             -             -             -             -

Net loss                        $  (608,513)  $   (67,191)  $  (950,652)  $  (188,602)  $(1,269,855)
                                ====================================================================
Loss per share: basic and
diluted                         $     (0.01)  $     (0.00)  $     (0.02)  $     (0.02)  $     (0.04)
                                ====================================================================
Weighted average shares basic
and diluted                      41,530,000    19,050,000    41,196,667    12,563,333    28,515,714
                                ====================================================================


The accompanying notes are an integral part of the financial statements.

                       BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                             (A COMPANY IN EXPLORATION STAGE)
                            CONDENSED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                     ------------------------------------------
                                                     SEPTEMBER 30,   SEPTEMBER 30, INCEPTION TO
                                                         2005          2004            DATE
                                                     ------------------------------------------
OPERATING ACTIVITIES:
Net loss                                              $(950,652)     $(188,602)     $(1,269,855)
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation                                             146              -              332
   Issuance of stock warrants                           542,194                         542,194
   Unrealized loss on investments                             -         24,200           24,200
   Loss on sale of investments                           10,082              -           23,878
   Increase in deposits                                       -           (295)            (295)
   Increase in accounts payable                          30,245         10,596           42,000
                                                     ------------------------------------------
Net cash used in operating activities                  (367,985)      (154,101)       (637,546)

INVESTING ACTIVITIES:
Purchases of fixed assets                                  (264)        (2,523)         (2,788)
Purchase of short term investments                            -       (114,000)       (114,000)
Proceeds from sale of short term investments             25,718              -          65,922
Investment in mining properties                        (630,794)      (325,000)     (1,055,794)
                                                     ------------------------------------------
Net cash used in investing activities                  (605,340)      (441,523)     (1,106,660)

FINANCING ACTIVITIES:
Proceeds from issuance of related party notes                 -        125,696         125,696
Principal payments on related party notes payable      (148,196)             -        (198,196)
Proceeds from short term notes                                -              -         150,000
Proceeds from issuance of common stock                  744,330        480,000       1,992,638
                                                     ------------------------------------------
Net cash provided by financing activities               596,134        605,696       2,070,138
                                                     ------------------------------------------

Net increase (decrease) in cash and cash equivalents   (377,191)        10,072         325,932
Cash and cash equivalents at beginning of period        703,123              -             -
                                                     ------------------------------------------
Cash and cash equivalents at end of period            $ 325,932      $  10,072     $   325,932
                                                     ==========================================

SUPPLEMENTAL INFORMATION
------------------------

During the nine months ended September 30, 2005 and 2004, the Company paid $0 interest.

The Company paid no income taxes during the nine months ended September 30, 2005 and 2004.

The Company has $90,670 receivable from a shareholder related to the issuance of 400,000 shares of the Company's common stock.

The accompanying notes are an integral part of the financial statements.

                  BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                      (A Company in the Exploration Stage)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    -----------------------------------------
                         September 30, 2005 (unaudited)


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

During the previous quarter, the Company sold all of its marketable securities resulting in a loss of $10,082.

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

4.     RELATED  PARTY  TRANSACTIONS
       ----------------------------

As of September 30, 2005 the Company had outstanding operating payables due to officers and directors in the amount of $150,000.

The Company entered into an employment agreement with a director of the Company at a rate of $7,500 per month.

5.     CAPITAL  STOCK
       --------------

In January 2005, 920,000 common shares of Company stock were issued at $0.50 per share for cash of $460,000.

In September 2005, 1,500,000 common shares of Company stock were issued at $0.25 per share for cash of $284,330 and a subscription receivable of $90,670. Each share comes with a share purchase warrant, exercisable at $0.25 for a period of two years.

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

The Company has incurred a loss of $1,269,855 as of September 30, 2005 that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. This net operating loss carry-forward will begin to expire in the year 2024. As of September 30, 2005, due to management's doubt the loss carry forward can be utilitized prior to expiration, the entire future tax benefit has been offset by a valuation allowance.

7.     WARRANTS
       --------

Warrants were issued in conjunction with the issuance of common stock. To estimate expense related to the issuance of warrants, we have used the Black-Scholes option pricing model using a life equal to the maximum contractual life. The warrants expire on various dates during September 2007.

At September 30, 2005 the fair value of these warrants was estimated to be $542,194 and was included in additional paid in capital. The Company recognized the costs of these warrants as financing fees, which is a component of other expense.

     The following table illustrates the warrant activity as of September 30, 2005:

                     2005
                     ----
                                              WEIGHTED
                                              AVERAGE
                                              EXERCISE
                                    WARRANTS   PRICE
                                    ---------  ------
Outstanding, beginning of the year          -  $    -

Issued                              1,500,000    0.25

Exercised                                   -       -

Expired                                     -       -
                                    ---------  ------
Outstanding, end of the period      1,500,000  $ 0.25
                                    =========  ======
Currently exercisable               1,500,000  $ 0.25
                                    =========  ======

     Stock warrants outstanding and exercisable as of September 30, 2005 are as follows:

                                                Average
                                    Weighted   Remaining    Number of    Weighted
                      Number of     Average   Contractual   Options      Average
   Range of            Options      Exercise     Life        Vested      Exercise
Exercise  Price      Outstanding     Price     (Years)    (Exercisable)   Price
---------------      -----------    --------  ----------  -------------  ---------
0.25                  1,500,000      $ 0.25     2.00        1,500,000     $ 0.25

8.     LOSS PER SHARE
       --------------

The Company's loss per share of common stock is based on the weighted average number of common shares outstanding at the financial statement date consisting of the following:

                                     FOR THE NINE MONTHS ENDED
                                        SEMPTEMBER 30, 2005:
BASIC LOSS PER SHARE:
       Net loss                        $            (950,652)
       Shares outstanding                         41,196,667
                                       ----------------------
       Loss per basic share            $               (0.02)
                                       ======================
FULLY DILUTED LOSS PER SHARE:
       Net loss                        $            (950,652)
       Shares outstanding                         41,196,667
                                       ----------------------
       Loss per fully diluted share    $               (0.02)
                                       ======================

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     Battle  Mountain's  Joint  Venture  with  NGXS  to  Form  Pediment
     -------------------------------------------------------------------

     Prior to the Company acquiring Battle Mountain, on June 8, 2004, Battle Mountain entered into a joint venture that includes a Members Agreement and an Operating Agreement (the "Joint Venture") with Nevada Gold Exploration Solutions, L.L.C., a Nevada limited liability company ("NGXS"), to explore the Nevada great basin physiographic area using proprietary water chemistry database developed by NGXS. The Operating Agreement was amended on February 24, 2005, as discussed below under the heading "Subsequent Events." Certain terms of such amendment that are applicable to this heading "Battle Mountain's Joint Venture with NGXS to Form Pediment" are incorporated herein. Pursuant to the agreements, Battle Mountain agreed to fund an aggregate of $3,250,000 (the "Initial Contribution") for an exploration program (the "Exploration Program") in connection with an opportunity to earn up to a 70% interest in Pediment Gold LLC, a newly created Nevada limited liability company ("Pediment") engaged in gold exploration in the Nevada great basin physiographical area using a proprietary water chemistry database developed by NGXS. Kenneth Tullar, the President and a 20% owner of NGXS, is also the beneficial owner of 5.1% of the Company's common stock. Wade A. Hodges, a 40% owner of NGXS, is also a Director of the Company and the beneficial owner of 5.1% of the Company's common stock. As discussed below under the heading "Related Party Transactions" in "Item 5. Other Information," Mr. Tullar and Mr. Hodges each receive a flat rate of $8,000 per month per person from Pediment for services that they provide to Pediment as well as reimbursement of their actual expenses, and for each day that they work in the field, a per diem of $125 per day.

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

     On September 27, 2005 the annual lease payment of $15,000 was made to Tomera Ranches by Pediment Gold.

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

     During September, 2005 Placer Dome agreed to defer Pediment's 2005, $50,000 work expenditure obligation and revise the required work expenditure schedule as follows: 1) No obligation during the period from October 21, 2004 through October 21, 2005; 2) $300,000 during the period from October 21, 2005 through
October 21, 2006; and 3) $700,000 during the period from October 21, 2006 through October 21, 2007.

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

     On June 20, 2005, NGXS agreed to a 90-day extension on the Company's payment of $325,000 due to Pediment Gold, from July 1, 2005 to October 1, 2005.

     On September 1, 2005 BMGX and NGXS agreed to enter into discussions and negotiations to revise their Joint Venture Operating Agreement. In deference to these ongoing negotiations, on September 23, 2005, NGXS agreed to suspend all BMGX payment obligations to Pediment Gold until December 1, 2005.

     Since December, Pediment staked 346 unpatented mining claims in Mineral County, Nevada, which we refer to as the "Fletcher Junction Project." The Fletcher Junction project is the second property to be identified as a direct result of the successful application of the company's proprietary ground water geochemical exploration methodology. Groundwater samples collected to date from near-surface spring sources report highly anomalous distributions of gold and trace element chemistry. The project area is within the volcanic-hosted Aurora District along the Walker Lane Gold Trend, a regional alignment of major gold deposits (Goldfields, + 4.2 million ounces; Mineral Ridge, +.6 million ounces; Tonapah-Hasborough, +.6 million ounces; Boss, +.3 million ounces; Aurora Mine/Esmerelda Project, +1 million ounces; Borealis Mine, +1 million ounces; Candeleria, +1.5 million ounces; Comstock Lode, +8 million ounces). The high-grade, gold ore deposits within the Aurora District are controlled by a complex set of extensional structures. The same structural pattern that controls the location of gold within the Aurora District projects beneath the Fletcher Junction Project Area. The project area is surrounded by areas of past intense exploration interest and scattered drilling by several companies, but the Fletcher Junction Target Area has not been explored to date because the area is covered by 50' to 100' of post-mineral basalt cover, which effectively precluded the application of conventional exploration techniques short of very expensive blind drilling. The waters have been sampled twice under a program of rigorous quality control and confirm the presence of gold (thousands of parts per trillion) similar to concentration levels found in the groundwater associated with known gold mines elsewhere in Nevada. Additional geologic work has identified quartz-carbonate vein material believed to be derived from source areas beneath the adjacent basalt cover. Samples of this vein material have reported values up to 2.9 ounces per ton of gold. Pediment's Project Plan of Operations for drilling was submitted to the U.S. Forest Service in July, 2005, field checked with Forest Service technical personnel on September 20, 2005 and is now under final review.

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

PLAN OF OPERATION

     The Company can satisfy its cash requirements for the next three months. The Company and Nevada Gold Exploration Solutions have agreed to revise their Joint Venture Operating Agreement and suspend all of the Company's payment obligations to Pediment Gold LLC until December, 2005 in deference to the ongoing discussions and negotiations on revising the Agreement. It is imperative that the Company obtain $2,300,000 of additional financing to conduct its business operations during the next twelve months and fully implement its business plan. The Company has raised approximately $2,190,000 for its gold exploration activities which it has used for payments toward the Initial Contribution in Pediment and for expenses. During the next twelve months, the Company, through Battle Mountain, is obligated to contribute $2,085,000 to Pediment for the Exploration Program to retain its right to earn up to a 70% interest in Pediment. Pediment in turn is required, during the next twelve months, to spend $6,000 on the Placer Dome Claims (pursuant to its agreement with Placer Dome) to retain its right to earn up to a 70% interest in the Placer Dome Claims, to spend approximately $45,000 ) to retain the Fletcher Junction Claims and to pay $15,000 on the Tomera Lease (pursuant to its agreement with Tomera Ranches) to retain its rights in the Tomera Lease. The Company is taking steps to raise equity capital or to borrow additional funds. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company does not have any commitments from its officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate financing may result in the Company having to delay, curtail, scale back or forgo its operations.

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

THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenues
--------

     The Company did not have any revenues during the three months ended
September
30, 2005.

Expenses
--------

     For the three months ended September 30,2005, the Company had total operating expenses of $66,319, consisting of professional and consulting of $30,220, travel and entertainment of $21,202, rent and office of $2,388, general and administrative expenses of $12,457, and depreciation expense of $52.

Net Loss and Net Loss Per Share
-------------------------------

     Net loss was $608,513 which included $542,194 of non recurring financing fees related to the issuance of 1,500,000 warrants to purchase an aggregate of 1,500,000 shares of our common stock. The Company incurred a basic and diluted loss per common share of $(0.01) for the three months ended September 30, 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues
--------

     The Company did not have any revenues during the nine months ended September 30, 2005.

Expenses
--------

     For the nine months ended September 30, 2005, the Company had total operating expenses of $398,376, a loss on sale of investments of $10,082, and a non recurring finance fee of $542,194. Operating expenses consisted of professional and consulting of $278,188, travel and entertainment of $34,783, rent and office of $10,837, general and administrative expenses of $74,422, and depreciation expense of $146.

Net Loss and Net Loss Per Share
-------------------------------

     Net loss was $950,652 or basic and diluted loss per common share of $(0.02) for the nine months ended September 30, 2005.


PERIOD FROM JANUARY 7, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2005

Revenues
--------

     The Company had no revenues during the period from Inception through September 30, 2005.

Expenses
--------

     During the period from Inception through September 30, 2005, the Company had total operating expenses of $679,316, consisting of professional and consulting of $480,831 travel and entertainment of $62,555, rent and office of $28,490, general and administrative expenses of $107,108, and depreciation expense of $332. The Company also had $590,539 in other expenses primarily consisting of non recurring financing fees and realized and unrealized losses on marketable securities.

Net Loss and Net Loss Per Share
-------------------------------

     Net loss was $1,269,855 for the period from Inception through September 30, 2005 or $(0.04) per share.

LIQUIDITY AND CAPITAL RESOURCES

     Total current assets were $325,932 as of September 30, 2005, which consisted of cash.

     Total current liabilities were $169,500 as of September 30, 2005, consisting of related party payables of $150,000 and accounts payable of $19,500. Of the payables to related parties, $142,500 is accrued base compensation for Mark Kucher.

     Net cash used in operating activities was $367,985 for the nine months ended September 30, 2005, consisting of a net loss of $950,652 that was offset by an increase in realized loss on investments of $10,082, and an increase in accounts payable of $30,245, an adjustment for depreciation expense of $146, and non recurring financing fees related to the issuance of stock warrants of $542,194.

     Net cash used in investing activities was $605,340 for the nine months ended September 30, 2005, consisting primarily of investment in mining properties.

     Net cash provided by financing activities was $596,134 for the nine months ended September 30, 2005, due to proceeds from issuance of common stock of $744,330 offset by principal payments of $148,196 on related party notes payable.

     It is imperative that the Company raise $2,300,000 million of additional capital to continue its operations during the next twelve months, and to fully implement its business plan.

     In addition, we accrue salary of $7,500 per month for Mark Kucher, our Chief Financial Officer, payable at such time as the Company is fully vested in Pediment, which the Company expects to occur no earlier than April 1, 2006. In
September 2004, the Company completed a reverse merger transaction with Battle Mountain and the Battle Mountain shareholders. Pursuant to the Acquisition, Battle Mountain became a wholly-owned subsidiary of the Company and the Battle Mountain shareholders took control over the Company. Prior to the Acquisition, Battle Mountain entered into the Joint Venture pursuant to which Battle Mountain is to make a $3,250,000 million dollar Initial Contribution to Pediment for an Exploration Program by April 2006. Battle Mountain has paid an aggregate of $1,055,794 toward the Initial Contribution. Battle Mountain will earn a 50% interest in Pediment after Pediment spends $630,794 of the payments already made by Battle Mountain. However, pursuant to the Amended Operating Agreement, Battle Mountain received an accelerated vested 50% interest in the Hot Pots Project and the Fletcher Junction Project, which became the sole site specific project obligations between the Company and NGXS under Pediment. The Company is required, on an individual property basis, to spend $500,000 on the technical evaluation of the Hot Pots Project and the Fletcher Junction Project (assuming the project moves through the Discovery Drilling Stage) within twelve months of commencement of the first drilling program to earn a 70% interest in each project and become Operator. Costs spent on each property during the Land Acquisition Stage, all expenditures of the $500,000 on each property, discussed above, and third-party farm out budgets will count towards the Company's earn-in in the specific project for which the costs are being spent and in Pediment. Costs incurred that do not relate to either the Hot Pots Project or the Fletcher Junction Project will only apply toward an earn-in of an interest in Pediment. The Company has raised approximately $2,190,000 which it has used to make payments toward the Initial Contribution in Pediment and for expenses. At this time, the Company has not secured or identified any sources of financing. The Company cannot make any assurance that financing will be available on terms favorable to the Company, or at all. The Company has no commitments from officers, directors or affiliates to provide funding. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets or private sources, or that other arrangements will be available when needed or on terms satisfactory to the Company. If adequate funds are not available to the Company on acceptable terms, the Company may have to delay, curtail, scale back or forgo its business operations.

RISK FACTORS

Risks Relating to Our Business
------------------------------

WE NEED $2,300,000 MILLION OF ADDITIONAL CAPITAL.
-------------------------------------------------

     It is imperative that we raise $2,300,000 million of additional capital to fully implement our business plan. The Company acquired Battle Mountain which has agreed to make an Initial Contribution for an exploration Program by April 2006. Battle Mountain has paid $1,055,794 toward the Initial Contribution. In addition, we accrue salary of $7,500 per month for Mark Kucher, our Chief Financial Officer, payable at such time as the Company is fully vested in Pediment, which the Company expects to occur no earlier than April 1, 2006. There can be no assurance that additional capital will be available to the Company, or that, if available, it will be on terms satisfactory to the Company's management. Any additional financing may involve dilution to the Company's then-existing shareholders. At this time, no other additional financing has been secured or identified. The Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain additional capital on terms satisfactory to the Company's management, or at all, may cause the Company to delay, curtail, scale back or forgo its operations.

FUTURE DISPUTES BETWEEN THE COMPANY AND NGXS REGARDING THE OPERATING AGREEMENT
------------------------------------------------------------------------------
OF PEDIMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF
-------------------------------------------------------------------------------
OPERATION.
----------

     In February 2005, we received a Notice of Default from NGXS regarding the Operating Agreement of Pediment after we proposed that Pediment acquire an interest in two, rather than all eleven, land areas that Pediment identified for land acquisition, and that Pediment begin an initial drilling program only on the two areas. We have paid an aggregate of $1,055,794 toward the Initial Contribution in Pediment. In February 2005, we withdrew a substantial amount of the funds from Pediment's account. Following the withdrawal, we received a letter from NGXS stating that NGXS was of the opinion that withdrawal was a breach of the Operating Agreement or a resignation by us and requesting the immediate return of the withdrawn money. The Company and NGXS have amended the Operating Agreement. We have returned the funds to Pediment's account pursuant to the Amended Operating Agreement and have otherwise cured the Notice of Default and letter of breach. Our agreement with NGXS regarding Pediment may be subject to future disputes that we may not be able to resolve. If we have future disputes with NGXS regarding Pediment, the Hot Pots Project or the Fletcher Junction Project, we may not be able to earn more than our 50% interest in the Hot Pots Project, our 50% interest in the Fletcher Junction Project, or any interest in Pediment, each of which could have a material adverse effect on our business and results of operation.

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

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR
--------------------------------------------------------------------------------
ABILITY TO CONTINUE AS A GOING CONCERN.
---------------------------------------

     In its report dated April 18, 2005, Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants expressed an opinion that there is substantial doubt about our ability to continue as a going concern based on our history of operating losses since Inception, our lack of operating revenues and our dependence on adequate financing. Our financial statements do not include any adjustments that might result from the outcome of that uncertainty. We closed a reverse merger transaction with Battle Mountain on September 9, 2004; however, Battle Mountain is itself in the exploration stage and in need of additional capital. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon future events, including obtaining $2,300,000 of financing (discussed above) to fully implement our business plan. If we are unable to continue as a going concern, investors will lose their entire investment.

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


WE ARE ENGAGED IN A BUSINESS THAT IS INHERENTLY SPECULATIVE AND RISKY.
----------------------------------------------------------------------

     Mineral exploration and mining is subject to risks related to a substantial or extended decline in prices of mineral commodities, property acquisition complexities, and restrictive and/or changing political, social and/or environmental laws and regulations. Even if we can implement our business plan and initiate exploration and development activities, there can be no assurance that we will find commercial quantities of minerals, or if we are able to find such minerals, that we can remove them in a profitable manner. Because of the inherently speculative and risky nature of the business in which we are engaged, our Company could fail to find commercial quantities of minerals or perform poorly, and as a result investors could lose their entire investment.

JAMES E. MCKAY, MARK KUCHER, WADE A HODGES AND KENNETH TULLAR CAN VOTE AN
-------------------------------------------------------------------------
AGGREGATE OF 47.6% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE
------------------------------------------------------------------------------
DECISIONS.
----------

     James E. McKay, Mark Kucher, Wade A Hodges, and Kenneth Tullar beneficially own or control an aggregate of approximately 47.6% of the issued and outstanding shares of our common stock. Accordingly, they will exercise significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Messrs. McKay, Kucher, Hodges and Tullar may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.


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

     We estimated the financing fees related to the issuance of warrants and options to purchase our common stock using the Black-Scholes pricing model using various volatility assumptions.

Going Concern
-------------

     We have been in the exploration stage since our formation and have not yet realized any revenues from our planned operations. The accompanying financial statements have been prepared assuming we will continue as a going concern. As shown in the accompanying financial statements, we have incurred a net loss of $1,269,855 for the period from Inception through September 30, 2005 and have had no sales. These conditions among others create an uncertainty as to our ability to continue as a going concern, particularly in the event that we cannot obtain $2,300,000 million of additional financing to fully implement our business plan and to continue with our current operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of mineral properties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.


ITEM 3.   CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures are adequately designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to, and its property is not the subject of, any pending legal proceeding.

ITEM 2.  CHANGES IN SECURITIES

     In February 2005, we amended the terms of a sale of stock that we made in November 2004. In November 2004, we sold an aggregate of 450,000 shares of common stock to four individual investors for an aggregate of $450,000 (or $1.00 per share). In February 2005, we changed the terms of the sale to provide for 900,000 shares for an aggregate of $450,000 (or approximately $0.50 per share). In April 2005, we agreed to accept $100,000 less of an investment from one of the investors. As a result of these changes in the original terms of the sale, we received $350,000 for an aggregate of 700,000 shares. The spouse of Mark Kucher, the Company's Chief Financial Officer and a Director of the Company, purchased 40,000 of these shares.

     This re-pricing of the private placement sale of shares of our Common Stock was done to more accurately and consistently reflect actual market price and conditions of our common shares, maintain investors' interest in our private placements and to continue to offer investors what the Company believes an equitable investment opportunity.

     In September 2005 the Company, by private placement, issued 1,500,000 restricted shares of our common stock at $0.25 per share for an aggregate total subscription of $375,000. Each share comes with a share purchase warrant, exercisable at $0.25 for a period of two years.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

     The Company has filed an Amendment to our Schedule 14-C and an Amendment to our 2004 10-KSB with the SEC and intends to schedule a shareholders' meeting upon completion of the review process by the SEC.


ITEM 5.  OTHER INFORMATION

Related Party Transactions
--------------------------

     The Company has entered into a consulting agreement with James E. McKay, pursuant to which Mr. McKay serves as the Company's President. Mr. McKay receives a base salary of $7,500 per month, three (3) weeks of paid vacation, and an option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.99 per share that vested in its entirety on May 31,2005.


     Wade A. Hodges is a Director of the Company, the beneficial owner of 5.1% of the Company's stock and owns a forty percent (40%) membership interest in NGXS. As contemplated by the Joint Venture, Battle Mountain and NGXS formed Pediment to explore the Nevada great basin physiographic area using a proprietary water chemistry database developed by NGXS. Mr. Hodges provides geological services to the Joint Venture. He currently receives a flat rate of $8,000 per month from Pediment for services that he provides to Pediment as well as reimbursement of his actual expenses, and for each day that he works in the field, a per diem of $125 per day. The Company and NGXS came to the current terms regarding Mr. Hodges's payment as part of the Amended Operating Agreement entered into in February 2005. During the period covered by this report, Mr. Hodges was receiving $8000 per month, the $125 per diem and expense reimbursement. Mr. Hodges received an aggregate of $40,014.40 for services that he provided to the Joint Venture during the period covered by this report.


     Kenneth Tullar, the beneficial owner of 5.1% of the Company's common stock, owns a twenty percent (20%) membership interest in NGXS. Mr. Tullar provides geological services to the Joint Venture. He currently receives a flat rate of $8,000 per month from Pediment for services that he provides to Pediment as well as reimbursement of his actual expenses, and for each day that he works in the field, a per diem of $125 per day. The Company and NGXS came to the current terms regarding Mr. Tullar's payment as part of the Amended Operating Agreement entered into in February 2004. During the period covered by this report, Mr. Tullar was receiving $8000 per month, the $125 per diem and expense reimbursement. Mr. Tullar received an aggregate of $29,730.62 for services that he provided to the Joint Venture during the period covered by this report. In April the Company's Board of Directors granted Mr. Tullar an option to purchase 200,000 shares of the Company's common stock at an exercise price of $0.40 per share that vested in its entirety on April 15, 2005.


     The Company entered into an employment agreement with Mark Kucher pursuant to which Mr. Kucher serves as the Company's Chief Financial Officer and as a Director of the Company. The terms of the agreement provide that it is retroactively effective on January 1, 2004. Mr. Kucher receives a base salary of $7,500 per month, effective retroactively from January 2004 that is not payable until the Company is fully vested in Pediment. Mr. Kucher has the option to receive his salary in shares, at market value, at any time. Mr. Kucher also receives three weeks of paid vacation. The agreement provides for the grant of an option to Mr. Kucher to purchase 500,000 shares of the Company's common stock that vests one year after commencement of Mr. Kucher's employment with the Company, provided that if the Company terminates Mr. Kucher's employment prior to such time, the option will automatically vest in its entirety on the date of termination. On December 15, 2004, in satisfaction of the obligation to grant an option to Mr. Kucher, the Company's Board of Directors granted Mark Kucher an option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.99 per share, which option vested in its entirety on May 31, 2005.


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

     Exhibit No.          Description
     31.1*                Certificate of the Chief Executive Officer pursuant
                          Section 302 of the Sarbanes-Oxley Act of 2002

     31.2*                Certificate of the Chief Financial Officer pursuant
                          Section 302 of the Sarbanes-Oxley Act of 2002

     32.1*                Certificate of the Chief Executive Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002

     32.2*                Certificate of the Chief Financial Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002


* Filed Herein.

     b)     Reports on Form 8-K

     None, but the Company filed one Amendment to its SHCEDULE 14-C and one Amendment to its 2004 10-KSB during the quarter for which this report is filed.

     Subsequent to the close of the quarter for which this report is filed, the Company has not filed any additional reports.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BATTLE  MOUNTAIN  GOLD  EXPLORATION  CORP.

DATE: November 4, 2005                By: /s/ James E. McKay
                                      -------------------
                                      James E. McKay,
                                      Chief Executive Officer