Form 10KSB
period 2005-12-31
Battle Mountain Gold Exploration Corp.
filed 2006-03-30
CIK 1162177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

     AS OF DECEMBER 31, 2005, THE ISSUER HAD 42,530,000 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE, OUTSTANDING, ALL OF WHICH HAVE BEEN ISSUED.

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the most recent fiscal year ended December 31, 2005 were $0.

     The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of March 17, 2006, was approximately $10,005,000.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [ ] No [ ]

                                TABLE OF CONTENTS

ITEM 1.     DESCRIPTION OF BUSINESS                                         4
ITEM 2.     DESCRIPTION OF PROPERTY                                         9
ITEM 3.     LEGAL PROCEEDINGS.                                             10
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.           10
ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.      11
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.     14
ITEM 7.     FINANCIAL STATEMENTS.                                       F-1-F-11
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.                         21
ITEM 8A.    CONTROLS AND PROCEDURES.                                       21
ITEM 8B.    OTHER INFORMATION.                                             22
ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.           23
ITEM 10.    EXECUTIVE COMPENSATION.                                        26
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.             29
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                30
ITEM 13.    EXHIBITS.                                                      31
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.                        32
SIGNATURES                                                                 33

                                     PART I

ITEM  1.  DESCRIPTION OF BUSINESS

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

OVERVIEW

     Since the Company's inception in January 2004 the focus has been on mineral exploration, with an emphasis on gold discovery in the State of Nevada. The gold exploration efforts primarily consist of the application of our proprietary hydro-geochemical testing program which allows us to detect the presence of gold and associated minerals in parts per trillion in ground water. This program allows us to test gravel-covered pediment locations that have mostly been untested due to the substantial costs associated with older testing methods.

     The Company has found ground water chemistry can provide a direct indication of the presence of a gravel-covered, gold bearing system in a powerful, simple, and cost-effective way. While the Company has no proven or probable reserves, our current exploration activities have identified anomalous mineral concentrations in subsurface groundwater in over thirty different locations.

     On January 7, 2004 Battle Mountain Gold Exploration, Incorporated (a Nevada Corporation) was formed as a private company in the business of minerals exploration, with an emphasis on gold discovery in Nevada.

     In April 2004, the Company completed a 10 for 1 forward stock split, the effects of which have been retroactively reflected in this report.

     On June 8, 2004, Battle Mountain entered into a joint venture (the "Joint Venture") with Nevada Gold Exploration Solutions, L.L.C., a Nevada limited liability company ("NGXS") and related party to form Pediment Gold LLC, a Nevada limited liability company, to explore the Nevada great basin physiographic area using a proprietary water chemistry database. As of December 31, 2005 the Company paid an aggregate of $1,055,794 towards the initial contribution of $3,250,000 in Pediment as called for by the original agreements, as amended (SEE 8-K filed December 1, 2005 for full terms of the agreement).

     On September 9, 2004, the Company completed a reverse merger transaction with Hudson Ventures, Inc., a publicly traded company originally incorporated in the State of Nevada on November 30, 2001. Prior to the completion of the transaction, Hudson Ventures, Inc. terminated all activities and agreements related to certain properties located in the Yukon Territories in Canada. Pursuant to the Acquisition, the Company acquired 11,640,000 shares of common stock (or 100%) of Hudson Ventures, Inc. in exchange for an aggregate of 11,640,000 newly issued treasury shares common stock. As part of the acquisition the Company changed its name to Battle Mountain Gold Exploration Corporation.

     On November 28, 2005, Battle Mountain Gold Exploration Corp. announced an agreement to acquire two (2) wholly-owned subsidiaries of IAMGOLD Corporation (TSE/AMEX: IMG/IAG), which hold title to a portfolio of gold royalty assets, consisting of eleven net smelter gold royalty interests. The transaction expected to close by the end of the first quarter of 2006. A net smelter royalty is the right to receive a percentage of the gross revenue from a resource extraction operation. There is no assurance that these proposed transactions will occur.

     The purchase price for the transaction is $21,850,000, consisting of $15,850,000 in cash and 12,000,000 shares of Battle Mountain Gold. Funding of the cash portion is expected to be from a combination of a gold loan, subordinated debt and equity. The gold loan is being sought from a commercial bank.The Company believes this acquisition and its subsequent cash flow will complement its own exploration program and leverage its intellectual capital using the royalty model. There is no assurance that these proposed transactions will occur.

     On December 9, 2005, the Company announced the signing of a letter of intent to acquire the balance of its joint venture company, Pediment Gold LLC, from its joint venture partner, Nevada Gold Exploration Solutions, LLC.

BUSINESS DEVELOPMENT

     The Company is an exploration stage company in search of mineral deposits with an emphasis on gold exploration in the State of Nevada and the Company has no proven or probable reserves. Since commencement of exploration activities in 2004, application of the proprietary ground water geo-chemistry methodology has identified over thirty gold exploration targets in Nevada and the acquisition of two properties, the Hot Pot and the Fletcher Junction project areas.

     Ground Water Chemistry
     ----------------------

     The primary gold exploration efforts are driven by the application of a hydro-geochemical testing program to evaluate ground water chemistry that can identify the presence of gold and associated minerals and elements in gravel-covered pediment locations, most of which have not been tested. Testing in this manner can measure the presence of gold and its associated minerals down to parts per trillion. Pediment will conduct this testing as part of the program initially targeting Nevada's gravel-covered pediments.

     As ground water interacts with rock, it picks up a "scent" or geochemical signature of the rocks the water passes through. If the ground water encounters gold ore or geochemically altered rocks associated with gold, distinctive water chemical signatures result. These "signatures" form plumes considerably larger than the gold deposits themselves, and present a down-slope deposit "footprint" that indicates mineralization is nearby. Once recognized, this water chemistry "scent" can be used to back track to the source gold deposit, especially when the deposit is hidden by gravels and not exposed at the surface. Ground Water Chemistry can provide a direct indication of the presence of a gravel-covered, gold-bearing system. The Company believes that Ground
Water Chemistry will provide a powerful, simple and direct exploration methodology within Nevada's basin and range.

     Pediment Gold LLC
     -----------------

     On June 8, 2004, Battle Mountain entered into a joint venture(the "Joint Venture") with Nevada Gold Exploration Solutions, L.L.C., a Nevada limited liability company ("NGXS") and related party. As of December 31, 2005 the Company paid an aggregate of $1,055,794, including a $630,794 contribution for the twelve months then ended, towards the initial contribution of $3,250,000 in Pediment as called for by the original agreements, as amended.

     Kenneth Tullar, president and 20% owner of NGXS and 5.1% beneficial of the Company's common stock; and Wade Hodges, a 40% owner of NGXS and 5.1% beneficial owner of the Company's common stock and Director of the Company are responsible for the majority Pediment's operations. Mr. Tullar and Mr. Hodges each receive a flat rate of $8,000 per month on a contract basis, reimbursement of field expenses, and a per diem of $125 per fieldwork day for services provided to Pediment (For additional information see discussion under "Related Party Transactions" in Item 8B).

     The Joint Venture was formed for the purpose of exploring the Nevada great basin physiographic area using proprietary water chemistry database developed by NGXS. To date Pediment's operations have been focused on northern and central Nevada and have identified over thirty areas of gold exploration potential and land positions have been established in two specific areas known as the Fletcher Junction Project Area located in Mineral County, Nevada and the Hot Pots Project Area located in Humboldt County, Nevada.

     Included in the Hot Pots Project Area is approximately 2,225 acres of land in Humboldt County, Nevada which Pediment has leased for mining for a ten year period. The Company entered into the lease on September 16, 2004 with Julian Tomera Ranches, Inc. - Battle Mountain Division ("Tomera Lease"). Pursuant to the lease terms, Pediment made an initial contribution of $25,000 in 2004 and a $15,000 payment for the year ended December 31, 2005. Additional $15,000 payments are required in 2006 and 2007. In 2008, through the remainder of the lease, the annual payments will be $20,000. The agreement also calls for Pediment to pay Tomera a royalty of 3% of Net Smelter Returns from production, if any, on the land covered by the Tomera Lease.

     On October 20, 2004 Pediment entered into a cancelable binding letter agreement (the "Letter Agreement") with Placer Dome U.S. Inc. ("Placer Dome") for exploration and development during a three-year period beginning on October 21, 2004 (the "Earn-In Period") on unpatented mining claims owned by Placer Dome, located in Humboldt County, Nevada adjacent to the Tomera lease, and considered part of the Hot Pots Project Area (the "Placer Dome Claims"). Pediment may acquire an undivided 70% interest in the Placer Dome Claims after incurring the full amount of the $1,000,000 work obligations required by the letter agreement. If the 70% interest is acquired, Pediment may be obligated to enter into a joint venture agreement with Placer Dome covering future activities on the Placer Dome Claims. Additionally, Pediment's interest in the Placer Dome Claims will be subject to Placer Dome's right to earn an additional 40% interest upon the payment of $3 million to Pediment or to convert its 30% interest into an interest in 5% of net returns. During September, 2005 Placer Dome agreed to defer Pediment's aggregate $300,000 work obligation to October 21, 2006. As of December 31, 2005 Pediment made no work obligation on the Placer Dome Claims.

     On November 26, 2005 we entered into a letter of intent with NGXS to obtain 100% ownership of Pediment. In accordance with the terms of the agreement, the Company funded an additional $150,000 for the continued exploration of the field reconnaissance program related to the Fletcher Junction and Hot Pots Project Areas. Additionally, the Company agreed to transfer, into escrow, 3,000,000 shares of its common stock for distribution to NGXS contingent upon the Company's completion of its proposed purchase of IAMGold's royalty assets. The Completion of the acquisition of Pediment is expected to be no later than March 31, 2006. By completing the acquisition of Pediment, the Company will obtain all mineral prospects identified or acquired in Nevada as part of the 2004 and 2005 field reconnaissance programs performed at the Hot Pots and Fletcher Junction Project Areas. Furthermore, the Company will have the exclusive rights to NGXS's proprietary water chemistry database, GIS database, and water sampling protocol and vapor phase geochemistry in the State of Nevada. There is no assurance that these proposed transactions will occur.

     The Hot Pots Project
     --------------------

     Battle Mountain's Joint Venture company, Pediment Gold LLC Identified the "Hot Pots" project area as a direct result of the successful application of the company's proprietary ground water geochemical exploration methodology and the hydrogeochemical exploration concept that large gold deposits affect the chemistry of the surrounding ground water. The "Hot Pots" gold project is a five square mile gravel-covered pediment area located in within the Battle Mountain - Eureka Gold Trend, a regional geological alignment of major gold deposits and just five miles east of the ten million ounce Lone Tree mine and six miles north of the three-million ounce Marigold Mine, in Humboldt County, Nevada. Ground water samples collected to date from accessible sources report highly-anomalous distributions of gold and trace element chemistry, with gold values in the same order of magnitude (hundreds of parts per trillion) as in water at the nearby, 5 million ounce Lone Tree gold mine. A description of the proprietary ground-water chemistry exploration program is available on the Company's website at www.bmegold.com.

     The gravel-covered pediment "Hot Pots" project area is located between areas of past intense exploration interest and drilling by several major mining companies, but the gravel-covered pediment area remains unexplored to date. Altered and mineralized carbonate host rocks are exposed along nearby range fronts and have been encountered by previous drilling, both north and south of gravel-covered pediment. The project area land position consists of a contiguous block of 48 unpatented lode claims (920 acres or 1.4 square miles) and 2,200 acres (3.4 square miles) of private mineral rights. The unpatented lode claims are held through Placer Dome Exploration by the exploration and development mining joint venture agreement as reported to shareholders in Battle Mountain's news release of 6 December 2004. And private mineral rights on 2,200 acres of private ranchlands have been leased from the Julian Tomera Ranches, Inc.

     In April, 2005 the first phase of exploration drilling on the "Hot Pots" gold project was completed and has extended the identified gold water anomaly over 10,000 feet to the southwest. Nine vertical, reverse circulation drill holes were completed for a total of almost 4,000 feet of drilling, with hole depth ranging between 300 and 620 feet. Analyses of the water samples from the first five holes are anomalous in gold and other trace-elements, reporting up to 267 parts per trillion gold, similar gold and water chemistry values to those at the Lone Tree Mine. These values significantly extend the area of initial anomalous water chemistry southwestward, by almost two miles. Bedrock is oxidized and displays weak to strong hydrothermal alteration. This initial drill program was specifically designed to intersect bedrock and to collect additional water samples over the several-square-mile project area. The objectives of the drilling was to 1) test the depth to bedrock; 2) determine the bedrock's lithologic and alteration characteristics; and 3) enlarge the extent of anomalous subsurface water chemistry. All drill holes intersected bedrock at significantly shallower depths than initially anticipated. Bedrock ranges in depth from only 110 feet to no more than 390 feet, averaging 265 feet over a four-square-mile area. The abrupt changes in bedrock relief suggest the presence of major faults. Bedrock lithology consists of thick shale and siltstone sequences with quartzite and greenstone, likely of the Ordovician Valmy Formation. The program's objectives have been accomplished with positive results, and additional follow-up drilling will be scheduled.

     The Fletcher Junction Project
     -----------------------------

     In February 2005, Battle Mountain's Joint Venture company, Pediment Gold LLC ("Pediment Gold"), established the "Fletcher Junction" gold project, an 11 square mile basalt-covered target located within the Walker Lane Gold Trend, a regional geological alignment of major gold deposits, and just five miles north the +1 million ounce Aurora Mining District and eight miles west of the +1 million ounce Borealis Mine, in Mineral County, Nevada. The Fletcher Junction project is the second property to be identified as a direct result of the successful application of the company's proprietary ground water geochemical exploration methodology. Groundwater samples collected to date from near-surface spring sources report highly anomalous distributions of gold and trace element chemistry. The waters have been sampled twice under a program of rigorous quality control and confirm the presence of gold (thousands of parts per trillion) similar to concentration levels found in the groundwater associated with known gold mines elsewhere in Nevada. The reader is encouraged to review a detailed description of the proprietary ground-water chemistry exploration program on the Company's website, www.bmegold.com to view the latest corporate presentations and to gain a better understanding of the importance of this new technique to the discovery of new gold deposits in Nevada. The high-grade, gold ore deposits within the Aurora District are controlled by a complex set of extensional structures. The same structural pattern that controls the location of gold within the Aurora District projects beneath the Fletcher Junction Project Area. The project area is surrounded by areas of past intense exploration interest and scattered drilling by several companies, but the Fletcher Junction Target Area has not been explored to date because the area is covered by 50' to 100' of post-mineral basalt cover, which effectively precluded the application of conventional exploration techniques short of very expensive blind drilling.

     The Target Area was completely open for staking. The project area land position now consists of a contiguous block of 342 unpatented lode claims (7,067 acres or 11.0 square miles) owned by Battle Mountain Gold Exploration's Joint Venture Company, Pediment Gold LLC.

     Additional water sampling in April 2005 has confirmed the presence of highly anomalous gold in spring water (up to 4,802 parts per trillion gold) discharging from beneath a thin cover of a very young basalt volcanic flow. Unique structural patterns known to control hydrothermal alteration and mineralization associated with known gold mines in the region can be projected into the Project Area beneath the thin cover of basalt and strongly suggest a shallow, potentially high-grade, gold-in-bedrock source similar to that responsible for +1million ounces of high-grade gold production from the adjacent historic Aurora mining district. In September, 2005 additional geologic work identified quartz-carbonate vein material believed to be derived from source areas beneath the adjacent basalt cover. Samples of this vein material have reported values up to 2.9 ounces per ton.

     In May 2005, permitting with the U.S. Forest Service was initiated for twenty, shallow, vertical and angle drill holes to test a four mile long Target Structural Zone. Subsequently, in January 2006 the permit application was approved by the U.S. Forest Service, pending bond placement of $25,000.

     The Acquisition of Pediment Gold LLC
     ------------------------------------

     In December 2005, the Company announced that it signed a Letter of Intent to acquire the balance of its majority owned subsidiary, Pediment Gold LLC. Pediment Gold holds the exclusive rights to the proprietary Ground Water Chemistry technology and the proprietary Ground Water Database for Nevada, which contains over 70,000 water samples. In addition, Battle Mountain Gold now has 100% control over 30 additional gold exploration targets in Nevada, that is expected to compliment the Hot Pot and Fletcher Junction projects. As a result of the buy-in, Battle Mountain Gold now has attempted to increase visibility and flexibility with respect to its exploration program. Consideration for the purchase will be in the form of 3,000,000 previously issued shares, through a re-alignment of the founders' holdings. No new shares will be issued as a result of the transaction.

     The Acquisition of Gold Royalty Assets from IAMGOLD Corporation
     ---------------------------------------------------------------

     On November 28, 2005, Battle Mountain Gold Exploration Corp. announced an agreement to acquire two (2) wholly-owned subsidiaries of IAMGOLD Corporation (TSE/AMEX: IMG/IAG), which hold title to a portfolio of gold royalty assets, consisting of eleven net smelter gold royalty interests. The transaction expected to close by the end of the first quarter of 2006. A net smelter royalty is the right to receive a percentage of the gross revenue from a resource extraction operation. There is no assurance that these proposed transactions will occur.

     The purchase price for the transaction is $21,850,000, consisting of $15,850,000 in cash and 12,000,000 shares of Battle Mountain Gold. Funding of the cash portion is expected to be from a combination of a gold loan, subordinated debt and equity. The gold loan is being sought from a commercial bank.The Company believes this proposed acquisition and its anticipated subsequent cash flow will complement its own proposed operations. There is no assurance that these proposed transactions will occur.

The proposed transaction consists of the following royalty interests:

ITEM  2.  DESCRIPTION OF PROPERTIES

CORPORATE HEADQUARTERS

The Company leases, on a monthly basis, approximately 165 square feet office space and pays $960 per month,consisting of monthly base rent of $850 and a monthly charge for telephones and DSL Internet service of $110.

EXPLORATION AND MINING PROPERTIES

     The Hot Pot Project and the Fletcher Junction Project are both in the exploration stage as they are without known reserves and the proposed program is exploratory in nature. The work to date has included surface field examination and surface and subsurface (from water wells) water sampling. The program includes soil sampling and geophysical surveys. Exploration drilling began on the Hot Pots Project in March 2005. There has not been, and there are no plant, equipment or surface disturbances on the Fletcher Junction Project. The exploration planning and current exploration efforts are based on the earlier identification of anomalous mineral concentrations in the subsurface ground water. There are no known preexisting reports concerning either the Hot Pot or the Fletcher Junction project areas.

     The Hot Pot Project consists of two adjacent properties held by Pediment under the Tomera Lease and the Placer Dome Letter Agreement. The Hot Pots Project is located in Humboldt County, in north-central Nevada. The properties are accessible by dirt roads. The Company is not aware of any history of previous mining operations or exploration activities on the property covered by the Tomera Lease. While there has been some limited exploration drilling, there is no history of previous mining operations on the property covered by the Letter Agreement. The Tomera Ranch property is an active, operating cattle ranch. The property covered by the Letter Agreement is unimproved, natural range land. The entire area of the Hot Pots Project is overlain by geologically recent gravels, believed to be several hundred feet thick. Pediment is presently negotiating for additional properties which are adjacent to the Hot Pots Project.

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

     At the Company's Annual Shareholders Meeting held on December 9, 2005 the following 14 proposals were submitted to a vote of security holders:

1. Re-Election of Directors (A. Crews, W. Hodges, M. Kucher, B. Labadie, and J. McKay).
     All were re-elected.
2.   Ratification of the 2004-2005 Non-Qualified Stock Option Plan.
     Ratified.
3. Ratification of the Amendment of the Articles of Incorporation to change the Company's name from Hudson Ventures, Inc. to Battle Mountain Gold Exploration Corp.
     Ratified.
4. Ratification of the Amendment of the Articles of Incorporation to increase the number of shares of the Company's common stock from 20,000,000 to 200,000,000 shares.
     Ratified.
5. Ratification of the appointment of Chisholm, Bierwolf & Nilson, LLC as the Company's independent auditors.
     Ratified.
6. Approval of the purchase of the IAMGold royalty assets for $15,850,000 cash and approximately 12,000,000 shares of the Company's common stock. Approved.
7. Approval of a 17,000 ounce gold loan from Macquarie Bank to finance the purchase of the IAMGold royalty assets.
     Approved.
8.   Approval to increase the gold loan to 20,000 ounces if required.
     Approved.
9. Approval of the issuance of approximately 12,000,000 shares of the Company's common stock to IAMGold for the purchase of the IAMGold royalty assets.
     Approved.
10.  Approval of the private placement of approximately 22,223,000 units
     (each unit is 1 share of the Company's common stock plus one warrant for one-half of a share of the Company's common stock) to raise $10,000,000 to finance the purchase of the IAMGold royalty assets.
     Approved.
11. Approval to increase the size of the Board of Directors from five to seven.
     Approved.
12. Approval to affect a reverse stock split to meet the American Stock Exchange (AMEX) listing requirements.
     Approved.
13. Approval to issue up to an additional 50,000,000 shares of the Company's common stock from treasury as required. Approved.
14. Approval to increase the gold loan by an additional 3,000 ounces as required.
     Approved.

                                     PART II

ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     "Bid" and "asked" offers for our common stock are listed on the over-the-counter Bulletin Board (the "OTCBB"). The trading symbol for our common stock is "BMGX." The Company's common stock was first traded on October 7, 2004.

     The following table sets forth the high and low bid prices for our common stock for the period indicated as reported on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2005                               HIGH BID      LOW BID
                                   --------      --------
January 1, 2005 - December 31,
2005                                 $1.45        $0.88

     As of March 17, 2006, the Company had 68 holders of record of the common stock. The number of holders of the common stock includes nominees of various depository trust accounts for an undeterminable number of individual stockholders.

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

EQUITY COMPENSATION PLAN

                      EQUITY COMPENSATION PLAN INFORMATION
                      ------------------------------------

                                                                         Number of securities remaining
                                                                         available for future issuance
                            Number  of  securities   Weighted-average    under equity compensation plans
                            to be issued upon        exercise price of   (excluding securities to be
                            exercise  of             outstanding          issued upon exercise of
                            outstanding options,     options, warrants    outstanding options, warrants
Plan Category               warrants and rights      and rights           and rights)
-------------               -------------------     ------------------   ------------------------
2004-2005 Non-Qualified
Stock Option Plan           1,000,000(1)              $0.99(2)          2,500,000

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

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

     Since the Company's inception in January 2004 the focus has been on mineral exploration, with an emphasis on gold discovery in the State of Nevada. The primary gold exploration efforts are driven by the application of a hydro-geochemical testing program to evaluate ground water chemistry that can identify the presence of gold and associated minerals and elements in gravel-covered pediment locations, most of which have not been tested due to the substantial costs associated with older testing methods. As ground water interacts with rock, it picks up a "scent" or geochemical signature of the rocks the water passes through. If the ground water encounters gold ore or geochemically altered rocks associated with gold, distinctive water chemical signatures result. These "signatures" form plumes considerably larger than the gold deposits themselves, and present a down-slope deposit "footprint" that indicates mineralization is nearby. Once recognized, this water chemistry "scent" can be used to back track to the source gold deposit, especially when the deposit is hidden by gravels and not exposed at the surface. Ground Water Chemistry can provide a direct indication of the presence of a gravel-covered, gold-bearing system. The Company believes that Ground Water Chemistry will provide a powerful, simple and direct exploration methodology within Nevada's basin and range.

     The Company has found ground water chemistry can provide a direct indication of the presence of a gravel-covered, gold bearing system in a powerful, simple, and cost-effective way. While the Company has no proven or probable reserves, our current exploration activities have identified anomalous mineral concentrations in subsurface groundwater in over thirty different locations.

The Company has achieved the following developmental successes during the year preceding and the period covered by this report:

     On January 7, 2004 Battle Mountain Gold Exploration, Incorporated (a Nevada Corporation) was formed as a private company in the business of minerals exploration, with an emphasis on gold discovery in Nevada.

     In April 2004, the Company completed a 10 for 1 forward stock split, the effects of which have been retroactively reflected in this report.

     On June 8, 2004, Battle Mountain entered into a joint venture (the "Joint Venture") with Nevada Gold Exploration Solutions, L.L.C., a Nevada limited liability company ("NGXS") and related party to form Pediment Gold LLC, a Nevada limited liability company, to explore the Nevada great basin physiographic area using a proprietary water chemistry database. The Joint Venture was formed for the purpose of exploring the Nevada great basin physiographic area using proprietary water chemistry database developed by NGXS. To date Pediment's operations have been focused in two areas known as the Fletcher Junction Project Area located in Mineral County, Nevada and the Hot Pots Project Area located in Humboldt County, Nevada.

     In the summer of 2004, Battle Mountain's Joint Venture company, Pediment Gold LLC Identified the "Hot Pots" project area as a direct result of the successful application of the company's proprietary ground water geochemical exploration methodology and the hydrogeochemical exploration concept that large gold deposits affect the chemistry of the surrounding ground water. The "Hot Pots" gold project is a five square mile gravel-covered pediment area located in within the Battle Mountain - Eureka Gold Trend, a regional geological alignment of major gold deposits (Cove/McCoy, + 4.4 million ounces., Fortitude, +2 million ounces., Newmont's recent Phoenix discovery, + 8 million ounces., Marigold, + 3 million ounces, Lone Tree, + 5 million ounces, Preble, + 1 million ounces, Pinson, + 1 million ounces, Getchell, + 5.0 million ounces, and Twin Creeks, + 15 million ounces) indicative of deep-seated structural zones localizing major gold-bearing hydrothermal activity, and just five miles east of the ten million ounce Lone Tree mine and six miles north of the three-million ounce Marigold Mine, in Humboldt County, Nevada.

     On September 9, 2004, the Company completed a reverse merger transaction with Hudson Ventures, Inc., a publicly traded company originally incorporated in the State of Nevada on November 30, 2001. Pursuant to the Acquisition, the Company acquired 11,640,000 shares of common stock (or 100%) of Hudson Ventures, Inc. in exchange for an aggregate of 11,640,000 newly issued treasury shares common stock. As part of the acquisition the Company changed its name to Battle Mountain Gold Exploration Corporation.

     On September 16, 2004 as part of the Hot Pots Project, Battle Mountain's Joint Venture company, Pediment Gold LLC entered into the lease with Julian Tomera Ranches, Inc. - Battle Mountain Division ("Tomera Lease").

     On October 20, 2004 as part of the Hot Pots Project, Battle Mountain's Joint Venture company, Pediment Gold LLC entered into a cancelable binding letter agreement (the "Letter Agreement") with Placer Dome U.S. Inc. ("Placer Dome") for exploration and development during a three-year period beginning on October 21, 2004 (the "Earn-In Period") on unpatented mining claims owned by Placer Dome, located in Humboldt County, Nevada adjacent to the Tomera lease, and considered part of the Hot Pots Project Area (the "Placer Dome Claims").

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

     In February 2005, Battle Mountain's Joint Venture company, Pediment Gold LLC ("Pediment Gold"), Identified the "Fletcher Junction" project area as a direct result of the successful application of the company's proprietary ground water geochemical exploration methodology and the hydrogeochemical exploration concept that large gold deposits affect the chemistry of the surrounding ground water. The "Fletcher Junction" gold project area is an eleven square-mile area located within the Walker Lane Gold Trend, a regional geological alignment of major gold deposits (Goldfields, + 4.2 million ounces; Mineral Ridge, +.6 million ounces; Tonapah-Hasborough, +.6 million ounces; Boss, +.3 million ounces; Aurora Mine/Esmerelda Project, +1 million ounces; Borealis Mine, +1 million ounces; Candeleria, +1.5 million ounces; Comstock Lode, +8 million ounces), and just five miles north the +1 million ounce Aurora Mining District and eight miles west of the +1 million ounce Borealis Mine, in Mineral County, Nevada. The project land area is controlled by Battle Mountain's Joint Venture company, Pediment Gold LLC ("Pediment Gold"). The waters have been sampled twice under a program of rigorous quality control and confirm the presence of gold (thousands of parts per trillion) similar to concentration levels found in the groundwater associated with known gold mines elsewhere in Nevada. Additional geologic work has identified quartz-carbonate vein material believed to be derived from source areas beneath the adjacent basalt cover. Samples of this vein material have reported values up to 2.9 ounces per ton of gold. Pediment's Project Plan of Operations for drilling was approved by the U.S. Forest Service in January, 2006.

     On November 28, 2005, Battle Mountain Gold Exploration Corp. announced an agreement to acquire two (2) wholly-owned subsidiaries of IAMGOLD Corporation (TSE/AMEX: IMG/IAG), which hold title to a portfolio of gold royalty assets, consisting of eleven net smelter gold royalty interests. The transaction expected to close by the end of the first quarter of 2006. A net smelter royalty is the right to receive a percentage of the gross revenue from a resource extraction operation. There is no assurance that these proposed transactions will occur.

     The purchase price for the transaction is $21,850,000, consisting of $15,850,000 in cash and 12,000,000 shares of Battle Mountain Gold. Funding of the cash portion is expected to be from a combination of a gold loan, subordinated debt and equity. The gold loan is being sought from a commercial bank.The Company believes this acquisition and its subsequent cash flow will complement its own exploration program and leverage its intellectual capital using the royalty model. There is no assurance that these proposed transactions will occur.

     On December 9, 2005, the Company announced the signing of a letter of intent to acquire the balance of its joint venture company, Pediment Gold LLC, from its joint venture partner, Nevada Gold Exploration Solutions, LLC. In accordance with the terms of the agreement, the Company funded an additional $150,000 for completion of the 2005 field reconnaissance program and work related to the Fletcher Junction and Hot Pots Project Areas. Additionally, the Company agreed to transfer, into escrow, 3,000,000 shares of its common stock for distribution to NGXS contingent upon the Company's completion of its $8,000,000 financing arrangement and the purchase of the IAMGold royalty assets. The Completion of the acquisition of Pediment is expected to be in early 2006. By completing the acquisition of Pediment, the Company will obtain all mineral prospects identified or acquired in Nevada as part of the 2004 and 2005 field reconnaissance programs and control of the Hot Pots and Fletcher Junction Projects. And the Company will have the exclusive rights to NGXS's proprietary water chemistry database, GIS database, and water sampling protocol and vapor phase geochemistry in the State of Nevada.

PLAN OF OPERATION

     The Company currently has cash available to satisfy its anticipated cash requirements for the next twelve (12) months. The Company has raised approximately $2,190,000 for its proposed gold exploration activities, which it has used for payments toward the Initial Contribution in Pediment and for expenses. During the next twelve months, the Company will need to spend approximately $45,000 to retain the Fletcher Junction Claims, and to pay $15,000 on the Tomera Lease (pursuant to its agreement with Tomera Ranches to retain its rights in the Tomera Lease. The Company is taking steps to raise equity capital or to borrow additional funds, but there is no assurance it will be able to do so.The Company has no agreements or arrangements in place to obtain the capital or loans. There can be no assurance that any new capital will be available to the Company or that such capital, if any, will be sufficient for the Company's proposed operations, or that other arrangements will be available as and when needed or on terms satisfactory to the Company. The Company does not have any commitments from its officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate financing may result in the Company having to delay, curtail, scale back or forgo its proposed operations.

     The Company does not expect to purchase any plant or significant equipment during the next twelve months. The Company will heavily rely on contract labor to conduct its operations and does not expect a significant change in the number of employees during the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Current and Expected Liquidity

     For the year ended December 31, 2005 our cash position increased from the year ended December 31, 2004. The increased cash outflows were primarily due to the continued funding of our exploration activities through Pediment Gold LLC, increased spending to generate worldwide interest in the Company, and the repayment of short-term related party financing arrangements.

     Our current operations are not sufficient to cover our current and expected obligations, however, we have historically been able to generate capital via equity markets. For the twelve months ended December 31, 2005, the Company generated approximately $835,000 via private placements of our common stock.

     In order to meet our future obligations we expect to continue to raise capital via equity markets. As part of our September 2005 private placement, we issued 1,500,000 warrants, exerciseable at $0.25, expiring December 2006, which could generate approximately $350,000 for the Company, net of fees, if fully exercised. There is no assurance that any of the warrants will be exercised or that we will receive any monies from the warrants.


RESULTS OF OPERATIONS

     The Company has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations.

RISK FACTORS

Risks Relating to Our Business

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR
--------------------------------------------------------------------------------
ABILITY TO CONTINUE AS A GOING CONCERN.
---------------------------------------

     In its reports dated March, ___, 2006 and April 18, 2005, Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants expressed an opinion that there is substantial doubt about our ability to continue as a going concern based on our history of operating losses since Inception, our lack of operating revenues and our dependence on third party financing. Our financial statements do not include any adjustments that might result from the outcome of that uncertainty. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon future events, including adequate financing to fully implement our business plan. If we are unable to continue as a going concern, investors will lose your entire investment.

WE HEAVILY DEPEND ON MARK KUCHER.
---------------------------------

     The success of the Company depends upon the personal efforts and abilities of Mark Kucher. Mark Kucher serves as sole director and officer of the Company, including the Company's Chief Financial Officer, pursuant to an employment agreement. Mr. Kucher and the Company may voluntarily terminate the employment agreement at any time. The loss of Mr. Kucher could have a material adverse effect on our business, results of operations or financial condition. In addition, the absence of Mr. Kucher will force us to seek a replacement who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement.

     WE ARE ENGAGED IN A BUSINESS THAT IS INHERENTLY SPECULATIVE AND RISKY.
---------------------------------------------------------------------------

     Mineral exploration and mining is subject to risks related to a substantial or extended decline in prices of mineral commodities, property acquisition complexities, and restrictive and/or changing political, social and/or environmental laws and regulations. Even if we can implement our business plan and initiate exploration and development activities, of which there can be no assurance, there can be no assurance that we will find commercial quantities of minerals, or if we are able to find such minerals, that we can remove them in a profitable manner. Because of the inherently speculative and risky nature of the business in which we are engaged, our Company could fail to find commercial quantities of minerals or perform poorly, and as a result investors could lose their entire investment.

MARK KUCHER, WADE A HODGES AND KENNETH TULLAR CAN VOTE AN
-------------------------------------------------------------------------
AGGREGATE OF 36% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE
------------------------------------------------------------------------------
DECISIONS.
----------

     Mark Kucher, Wade A Hodges, and Kenneth Tullar beneficially own or control an aggregate of approximately 36% of the issued and outstanding shares of our common stock. Accordingly, they will exercise significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Messrs. Kucher, Hodges and Tullar may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

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

Going Concern
-------------

     We have been in the exploration stage since our formation and have not yet realized any revenues from our planned operations. The accompanying financial statements have been prepared assuming we will continue as a going concern. As shown in the accompanying financial statements, we have incurred a net loss of $1,361,631 for the period from Inception through December 31, 2005 and have had no sales. These conditions among others create an uncertainty as to our ability to continue as a going concern, particularly in the event that we cannot obtain additional financing to fully implement our business plan and to continue with our current operations, of which there can be no assurance. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of mineral properties, of which there can be no assurance. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

ITEM  7.  FINANCIAL STATEMENTS

                  BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                      (A Company in the Exploration Stage)
                                 BALANCE SHEET

                                     ASSETS
                                     ------

                                                       DECEMBER 31, 2005
CURRENT ASSETS
--------------
Cash                                                     $   246,614
Prepaid rent                                                   1,188
                                                         ------------

    Total current assets                                     247,802
                                                         ------------

PROPERTY AND EQUIPMENT
(NET OF ACCUMULATED DEPRECIATION OF $384)                      2,404
                                                         ------------

OTHER ASSETS
------------
Investment in mining properties                            1,159,901
Deposits                                                         295
                                                         ------------

    Total other assets                                     1,160,196
                                                         ------------

      Total assets                                       $ 1,410,402
                                                         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      -------------------------------------

CURRENT LIABILITIES
-------------------
Accounts payable                                          $    29,203
Related party payable                                         167,328
                                                          ------------

    Total current liabilities                                 196,531
                                                          ------------


COMMITMENTS AND CONTINGENCIES                                      -
-----------------------------                             ------------

STOCKHOLDERS' EQUITY
--------------------
Preferred stock: 10,000,000 shares authorized
 ($0.001 par value) none issued                                    -
                                                          ------------
Common stock, $.001 par value, 200,000,000 shares
 authorized 42,530,000 shares issued and outstanding           42,530
Additional paid-in-capital                                  2,370,690
Deficit accumulated during the exploration stage           (1,199,349)
                                                          ------------

    Total stockholders' equity                              1,213,871
                                                          ------------

      Total liabilities and stockholders' equity          $ 1,410,402
                                                          ============

    The Accompanying Notes are an Integral Part of the Financial Statements

                  BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                      (A Company in the Exploration Stage)
                           STATEMENTS OF OPERATIONS
                           ------------------------

                                            FOR THE YEAR ENDED
                                         DECEMBER 31,  DECEMBER 31,  INCEPTION
                                            2005          2004        TO DATE
                                        ------------  ------------  ------------
REVENUE                                 $         -   $         -   $         -
------

EXPENSES
--------

   Depreciation                                (198)         (186)         (384)
   Professional and consulting             (331,930)     (202,643)     (534,573)
   Travel and entertainment                 (36,464)      (27,772)      (64,236)
   Rent and office                          (32,694)      (17,653)      (50,347)
   General and administrative               (88,866)      (32,686)     (121,552)
                                        ------------  ------------  ------------

     Total operating expenses              (490,152)     (280,940)     (771,092)

     Loss from operations                  (490,152)     (280,940)     (771,092)
                                        ------------  ------------  ------------

OTHER INCOME (EXPENSE)
----------------------

   Interest expense                               -          (448)         (448)
   Financing costs                         (379,912)                   (379,912)
   Unrealized loss                                -       (24,200)      (24,200)
   Loss on sale of investments              (10,082)      (13,796)      (23,878)
   Other income                                   -           181           181
                                        ------------  ------------  ------------

     Total other expense                   (389,994)      (38,263)     (428,257)
                                        ------------  ------------  ------------

     Loss before income taxes              (880,146)     (319,203)   (1,199,349)

   Provision for income taxes                     -             -             -
                                        ------------  ------------  ------------

     Net loss                           $  (880,146)  $  (319,203)  $(1,199,349)
                                        ============  ============  ============

   Loss per share - basic and diluted   $     (0.02)  $     (0.02)  $     (0.04)
                                        ============  ============  ============

   Weighted average shares outstanding -
    basic and diluted                    41,530,000    19,391,667    30,460,833
                                        ============  ============  ============

    The Accompanying Notes are an Integral Part of the Financial Statements

                  BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                      (A Company in the Exploration Stage)
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                             YEAR ENDED
                                                             DECEMBER 31         INCEPTION
                                                          2005        2004        TO DATE
                                                       ----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                               $(880,146)  $ (319,203)  $(1,199,349)
 Adjustments to reconcile net loss to cash used
   in operating activities:

   Depreciation                                              198          186           384
   Issuance of stock warrants                            379,912            -       379,912
   Unrealized loss on investments                              -       24,200        24,200
   Loss on sale of investments                            10,082       13,796        23,878
   (Increase) in deposits                                      -         (295)         (295)
   (Increase) in prepaid rent                             (1,188)                    (1,188)
   Increase in related party payable                      41,632       75,696       117,328
   Increase in accounts payable                           17,448       11,756        29,204
                                                       ----------  -----------  ------------

      Net cash used in operating activities             (432,062)    (193,864)     (625,926)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Purchase of property and equipment                       (264)      (2,524)       (2,788)
   Purchase of short term investments                          -     (114,000)     (114,000)
   Proceeds from sale of short term investments           25,718       40,203        65,921
   Investment in mining properties                      (734,901)    (425,000)   (1,159,901)
                                                       ----------  -----------  ------------

      Net cash used in investing activities             (709,447)    (501,321)   (1,210,768)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Proceeds from issuance of related party notes payable       -       50,000        50,000
   Principal payments on related party notes payable    (150,000)           -      (150,000)
   Proceeds from short term notes                              -      150,000       150,000
   Proceeds from issuance of common stock                835,000    1,198,308     2,033,308
                                                       ----------  -----------  ------------

      Net cash provided by financing activities          685,000    1,398,308     2,083,308
                                                       ----------  -----------  ------------

Net increase (decrease) in cash and cash equivalents    (456,509)     703,123       246,614

Cash and cash equivalents at beginning of period         703,123            -             -
                                                       ----------  -----------  ------------

Cash and cash equivalents at end of period             $ 246,614   $  703,123   $   246,614
                                                       ==========  ===========  ============

SUPPLEMENTAL INFORMATION AND NON CASH TRANSACTIONS
--------------------------------------------------
During the year ended December 31, 2005 the Company paid no interest.  In 2004 the Company paid $448 in interest.

The Company paid no income taxes during the year ended December 31, 2005, and 2004.

    The Accompanying Notes are an Integral Part of the Financial Statements

                  BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                      (A Company in the Exploration Stage)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 ---------------------------------------------
                      For the Year Ended December 31, 2005

                                                                                     Additional                  Stock
                                            Preferred Stock        Common Stock        Paid-in  Accumulated  Subscriptions   Total
                                           Shares     Amount     Shares     Amount     Capital     Deficit     Receivable    Equity
                                           -----------------------------------------------------------------------------------------
Balance, inception                              -    $     -          -     $     -  $        -  $      -      $       - $        -

January 2004 shares issued for cash
  at $0.02 per share                                           7,000,000      7,000     115,000                             122,000

May 2004 shares issued for cash
  at $0.08 per share                                           4,640,000      4,640     353,360                             358,000

September 2004 reverse merger
  adjustment                                                  26,870,000     26,870     (83,562)                            (56,692)

October 2004 shares issued for cash
  at $0.47                                                       900,000        900     424,100                             425,000

November 2004 shares issued for cash
  at $0.50 per share                                             700,000        700     349,300                             350,000

Net loss for the year
ended December 31, 2004                                                                           (319,203)                (319,203)
                                           -----------------------------------------------------------------------------------------

Balance December 31, 2004                       -    $     -  40,110,000    $40,110 $1,158,198   $(319,203)    $       - $  879,105
                                           =========================================================================================
January 2005 shares issued for cash
  at $0.50 per share                                             920,000        920    459,080                              460,000

September 2005 issued shares for cash
  at $0.25 per share with attached
  warrants exercisable at $0.25 per share                      1,500,000      1,500    753,412     (90,670)                 664,242

Stock subscription received90,670 90,670

Net loss for the year
  ended December 31, 2005                                                                         (880,146)                (880,146)

Balance December 31, 2005                       -    $     -  42,530,000    $42,530 $2,370,690 $(1,199,349)    $       - $1,213,871
                                           =========================================================================================

    The Accompanying Notes are an Integral Part of the Financial Statements

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

As of September 30, 2005, the Company paid an aggregate of $1,055,794, of which $325,000 is non-refundable, towards acquiring a 70% interest in Pediment as part of an agreed initial contribution amount of $3,250,000.

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

7.     WARRANTS
       --------

Warrants were issued in conjunction with the issuance of common stock. To estimate expense related to the issuance of warrants, we have used a lattice pricing model using a life equal to the maximum contractual life. The warrants expire on various dates during September 2007.

At September 30, 2005 the fair value of these warrants was estimated to be $379,912 and was included in additional paid in capital. The Company recognized the costs of these warrants as financing fees, which is a component of other expense.

The following table illustrates the warrant activity as of September 30, 2005:

                     2005
                     ----
                                             WEIGHTED
                                              AVERAGE
                                             EXERCISE
                                    WARRANTS   PRICE
                                    ---------  ------
Outstanding, beginning of the year          -  $    -

Issued                              1,500,000    0.25

Exercised                                   -       -

Expired                                     -       -
                                    -----------------
Outstanding, end of the period      1,500,000  $ 0.25
                                    =================
Currently exercisable               1,500,000  $ 0.25
                                    =================

                  BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                      (A Company in the Exploration Stage)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    -----------------------------------------
                         September 30, 2005 (unaudited)

Stock warrants outstanding and exercisable as of September 30, 2005 are as follows:

                        Weighted     Average       Number of    Weighted
Range of    Number of    Average    Remaining       Options      Average
Exercise     Options    Exercise   Contractual      Vested      Exercise
Price      Outstanding    Price    Life (Years)  (Exercisable)    Price
---------  -----------  ---------  ------------  -------------  ---------
0.25        1,500,000  $    0.25          2.00      1,500,000  $    0.25
---------  -----------  ---------  ------------  -------------  ---------

8.     LOSS PER SHARE
       --------------

The Company's loss per share of common stock is based on the weighted average
-----------
number of common shares outstanding at the financial statement date consisting of the following:

                              FOR THE NINE MONTHS ENDED
                                SEMPTEMBER 30, 2005:
BASIC LOSS PER SHARE:
       Net loss                $            (950,652)
       Shares outstanding                 41,196,667
                               ======================
       Loss per basic share    $               (0.02)
                               ======================
FULLY DILUTED LOSS PER SHARE:
       Net loss                $            (950,652)
       Shares outstanding                 41,196,667
                               ======================
       Loss per basic share    $               (0.02)
                               ======================

                          PART I FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                   BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                      (A COMPANY IN THE EXPLORATION STAGE)
                            CONDENSED BALANCE SHEETS

                                                                               SEPTEMBER 30,
                                                                                    2005
                                                                                ------------
                                                                                 (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                    $   325,932
                                                                                ------------
Fixed assets (net of accumulated depreciation of $332)                                2,456
                                                                                ------------
Other Assets:
   Investment in mining property                                                  1,055,794
   Deposit                                                                              295
                                                                                ------------
Total other assets                                                                1,056,089


TOTAL ASSETS                                                                    $ 1,384,477
                                                                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $    19,500
   Related party payables                                                           150,000
                                                                                ------------
Total current liabilities                                                           169,500

Commitments and contingencies                                                             -

STOCKHOLDERS' EQUITY:
 Preferred stock:  10,000,000 shares authorized ($0.001 par value) none issued            -
 Common stock, ($0.001 par value):
   Authorized shares - 100,000,000
   Issued and outstanding shares - 42,530,000 at September 30, 2005                  42,530
 Additional paid-in capital                                                       2,370,690
 Subscriptions receivable                                                           (90,670)
 Deficit accumulated during the exploration stage                                (1,107,573)
                                                                                ------------
Total stockholders' equity                                                        1,214,977
                                                                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 1,384,477
                                                                                ============

The accompanying notes are an integral part of the financial statements.


                                BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                                      (A COMPANY IN THE EXPLORATION STAGE)
                                       CONDENSED STATEMENTS OF OPERATIONS

                                                   (UNAUDITED)

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                            --------------------------------------------------------------------
                                            SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, INCEPTION TO
                                                2005          2004          2005          2004          DATE
                                            --------------------------------------------------------------------
REVENUE                                     $         -   $         -   $         -   $         -   $         -

EXPENSES:
Depreciation                                        (52)            -          (146)            -          (332)
Professional and consulting                     (30,220)      (45,000)     (278,188)     (132,560)     (480,831)
Travel and entertainment                        (21,202)      (16,097)      (34,783)      (18,406)      (62,555)
Rent and office                                  (2,388)       (2,914)      (10,837)       (9,294)      (28,490)
General and administrative                      (12,457)       (3,180)      (74,422)       (4,142)     (107,108)
                                            --------------------------------------------------------------------
Total operating expenses                        (66,319)      (67,191)     (398,376)     (164,402)     (679,316)
                                            --------------------------------------------------------------------

Loss from operations                            (66,319)      (67,191)     (398,376)     (164,402)     (679,316)

OTHER INCOME (EXPENSE):
Interest Expense                                      -             -             -             -          (448)
Financing fees                                 (379,912)                   (379,912)                   (379,912)
Unrealized gain / (loss)                              -             -             -       (24,200)      (24,200)
Loss on sale of investments                           -             -       (10,082)            -       (23,878)
Other income                                          -             -             -             -           181
                                            --------------------------------------------------------------------
Total other income / (expense)                 (379,912)            -      (389,994)      (24,200)     (428,257)
                                            --------------------------------------------------------------------
Loss before income taxes                       (446,231)      (67,191)     (788,370)     (188,602)   (1,107,573)
                                            --------------------------------------------------------------------
Provision for income taxes                            -             -             -             -             -

Net loss                                    $  (446,231)  $   (67,191)  $  (788,370)  $  (188,602)  $(1,107,573)
                                            ====================================================================
Loss per share: basic and diluted           $     (0.01)  $     (0.00)  $     (0.02)  $     (0.02)  $     (0.04)
                                            ====================================================================
Weighted average shares basic and diluted    41,530,000    19,050,000    41,196,667    12,563,333    28,515,714
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


                        BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                             (A COMPANY IN EXPLORATION STAGE)
                            CONDENSED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                     ----------------------------------------
                                                     SEPTEMBER 30, SEPTEMBER 30, INCEPTION TO
                                                         2005        2004           DATE
                                                     ----------------------------------------
OPERATING ACTIVITIES:
Net loss                                              $(788,370)  $(188,602)    $(1,107,573)
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation                                             146           -             332
   Issuance of stock warrants                           379,912                     379,912
   Unrealized loss on investments                             -      24,200          24,200
   Loss on sale of investments                           10,082           -          23,878
   Increase in deposits                                       -        (295)           (295)
   Increase in accounts payable                          30,245      10,596          42,000
                                                     ----------------------------------------
Net cash used in operating activities                  (367,985)   (154,101)       (637,546)

INVESTING ACTIVITIES:
Purchases of fixed assets                                  (264)     (2,523)         (2,788)
Purchase of short term investments                            -    (114,000)       (114,000)
Proceeds from sale of short term investments             25,718           -          65,922
Investment in mining properties                        (630,794)   (325,000)     (1,055,794)
                                                     ----------------------------------------
Net cash used in investing activities                  (605,340)   (441,523)     (1,106,660)

FINANCING ACTIVITIES:
Proceeds from issuance of related party notes                 -     125,696         125,696
Principal payments on related party notes payable      (148,196)          -        (198,196)
Proceeds from short term notes                                -           -         150,000
Proceeds from issuance of common stock                  744,330     480,000       1,992,638
                                                     ----------------------------------------
Net cash provided by financing activities               596,134     605,696       2,070,138
                                                     ----------------------------------------
Net increase (decrease) in cash and cash equivalents   (377,191)     10,072         325,932
Cash and cash equivalents at beginning of period        703,123           -               -
                                                     ----------------------------------------
Cash and cash equivalents at end of period            $ 325,932   $  10,072     $   325,932
                                                     ========================================

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements or reportable events with accountants on accounting and financial disclosure. And there were no disagreements or reportable events with accountants in connection with the Company's change in accountants from Morgan & Company, Chartered Accountants to Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants, which change took effect on January 4, 2005. The Company disclosed the change in accountants on Form 8-K and Form 8-K/A filed with the Commission on January 7, 2005, and January 11, 2005, respectively.

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

ITEM 8B.  OTHER INFORMATION

RELATED PARTY TRANSACTIONS

     Wade A. Hodges is a Director of the Company, the beneficial owner of 5.2% of the Company's stock and owns a forty percent (40%) membership interest in NGXS. As contemplated by the Joint Venture, Battle Mountain and NGXS formed Pediment to explore the Nevada great basin physiographic area using a proprietary water chemistry database developed by NGXS. Mr. Hodges provides geological services to the Joint Venture on an as-needed consulting basis, and receives $8,000.00 per month as and when he performs such services, as well as reimbursement of his actual expenses, and, for each day that he works in the field, an additional per diem of $125 per day. The Company and NGXS came to the current terms regarding Mr. Hodges's payment as part of the Amended Operating Agreement entered into in February 2005. Mr. Hodges received an aggregate of $40,014.40 for services that he provided to the Joint Venture during the period covered by this report. In April the Company's Board of Directors granted Mr. Hodges an option to purchase 200,000 shares of the Company's common stock at an exercise price of $0.40 per share that vested in its entirety on April 15, 2005.

     Kenneth Tullar, the beneficial owner of 5.2% of the Company's common stock, owns a twenty percent (20%) membership interest in NGXS. Mr. Tullar provides geological services to the Joint Venture on an as-needed consulting basis, and receives $8,000.00 per month as and when he performs such services, as well as reimbursement of his actual expenses, and, for each day that he works in the field, an additional per diem of $125 per day. The Company and NGXS came to the current terms regarding Mr. Tullar's payment as part of the Amended Operating Agreement entered into in February 2004. Mr. Tullar received an aggregate of $29,730.62 for services that he provided to the Joint Venture during the period covered by this report. In April the Company's Board of Directors granted Mr. Tullar an option to purchase 200,000 shares of the Company's common stock at an exercise price of $0.40 per share that vested in its entirety on April 15, 2005.

     The Company entered into an employment agreement with Mark Kucher pursuant to which Mr. Kucher serves as the Company's Chief Financial Officer and as a Director of the Company. Mr. Kucher also serves as President, Secretary and Treasurer of the Company. The terms of the agreement provide that it is retroactively effective on January 1, 2004. Mr. Kucher receives a base salary of $7,500 per month, effective retroactively from January 2004 that is not payable until the Company is fully vested in Pediment. Mr. Kucher has the option to receive his salary in shares, at market value, at any time. Mr. Kucher also receives three weeks of paid vacation. The agreement provides for the grant of an option to Mr. Kucher to purchase 500,000 shares of the Company's common stock that vests one year after commencement of Mr. Kucher's employment with the Company, provided that if the Company terminates Mr. Kucher's employment prior to such time, the option will automatically vest in its entirety on the date of termination. On December 15, 2004, in satisfaction of the obligation to grant an option to Mr. Kucher, the Company's Board of Directors granted Mark Kucher an option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.99 per share, which option vested in its entirety on May 31,2005, provided that if the Company terminates Mr. Kucher's employment prior to May 31, 2005, the option will automatically vest in its entirety on the date of termination. Although Mr. Kucher's employment commenced on January 1, 2004, under the terms of the employment agreement, Mr. Kucher agreed to receive the option with the later vesting date of May 31, 2005.

     In December 2004, the Company granted options to James E. McKay and Mark D. Kucher pursuant to their employment agreements to purchase 500,000 shares of the Company's common stock with an exercise price of $0.99 per share and a vesting date of May 31, 2005. Mr. McKayresigned his positions as an officer and director, effective March 1, 2006. In April 2005, the Company's board of directors amended the terms of the options to Mssrs. Kucher and McKay to vest in their entirety on April 15, 2005, at an amended exercise price of $0.40 per share. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing grants did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     In April 2005, the Company's board of directors approved the grant of options to each of its directors to purchase 300,000 shares (or an aggregate of 1,500,000 shares) of the Company's common stock with an exercise price of $0.40 per share and a vesting date of April 15, 2005.

SUBSEQUENT EVENTS

     On February 13, 2006, James E. McKay submitted his resignation as an officer and director, effective on March 1, 2006.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The Directors and Executive Officers of the Company are as follows:

NAME                   AGE     POSITION                     SINCE
----                   ---     --------                     -----

Mark D. Kucher          46     Chief Financial Officer      April 2004
                               and Director,
                               Chief Executive              March 2006
                               Officer, President,
                               Secretary, Treasurer

Wade A. Hodges          54     Director                     September 2004

Brian M. Labadie        53     Director                     November 2004

Anthony E. W. Crews     54     Director                     November 2004

BIOGRAPHICAL  INFORMATION

     MARK D. KUCHER, has served as a Director of the Company and the Company's Chief Financial Officer since April 2004, and as Chief Executive Officer, President, and Secretary since March 2006. From April 2004 to September 2004, he was also the Company's President, Chief Executive Officer, Secretary and Treasurer. Mr. Kucher has served as a Director of British Swiss since January 1992, acting on behalf of Swiss pension funds in the disposition of various resource investments in Canada, predominantly in oil and gas and gold mining Mark has commercial, business development and corporate finance experience with an emphasis in the mining industry. Mr. Kucher has also had various positions with investment banks and brokerage firms. Mr. Kucher holds an MBA from the University of Western Ontario and a Bachelor of Commerce degree from The University of Manitoba.

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

     BRIAN M. LABADIE, has served as a Director of the Company since November 2004. Mr. Labadie currently serves as an Officer of Miramar Mining Corporation ("Miramar"), a foreign private issuer engaged in the exploration and development of gold bearing mineral properties in northern Canada in the Northwest Territories and Nunavut. Mr. Labadie has worked for Miramar since November 1997. Mr. Labadie has over thirty years experience in the mining industry including the last seven years with Miramar. Mr. Labadie is also a Director of Crown Resources Corporation, a reporting company engaged in precious metals exploration in the Western United States. Mr. Labadie holds a Bachelor of Science degree in geological engineering from the University of Toronto.

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

     On December 8, 2005 the Company's Board of Directors approved an employment agreement with Mark Kucher, the Company's Chairman and Chief Executive Officer effective January 1, 2006 for a period of five years. The terms of the agreement are for Mr. Kucher to receive an annual salary of $250,000 plus benefits. Mr. Kucher is also entitled to receive annual bonuses based on 2.50% of the Company's increase in total market capitalization.

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

CODE OF ETHICS

     The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Persons wishing to make such a request should contact the Company, at One East Liberty Street, 6th Floor, Reno, Nevada 89504, (775) 686-6081.

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

                           SUMMARY COMPENSATION TABLE

Name and Principal                                            Long Term Compensation
Position                          Annual Compensation(1)
                                                                      Awards
                                                             Restricted   Securities
                                                               Stock      Underlying
                              Year     Salary(2)    Bonus     award(s)  Options/SARs(5)
                                         ($)          ($)       ($)          (#)
James E. McKay               2005     $90,000(3)      --         --         500,000
CEO, President
Secretary, Treasurer
and Director

Mark D. Kucher               2005     $90,000(4)      --         --         500,000
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

Fiscal Years 2003, 2004 and 2005
--------------------------------

     The following table sets forth information concerning options granted to our Named Executive Officers during the fiscal year ended December 31, 2004.

                      OPTION GRANTS IN LAST FISCAL YEAR(1)
                      ------------------------------------
                               (INDIVIDUAL GRANTS)
                               -------------------

                            Number of      Percent of
                            securities     total options
                            underlying     granted to      Exercise or
                            options        employees in    base price      Expiration
Name                        granted (#)    fiscal year     ($/Sh)          date(2)
----                       -----------     -----------     -----------     ------------
James E. McKay, CEO            500,000             50%     $     0.99      May 31, 2010

Mark D. Kucher, CFO,
and former CEO                 500,000             50%     $     0.99      May 31, 2010

(1) The Company did not have any stock appreciation rights ("SARs") as of December 31, 2005.
(2) The terms of the grant provided for an exercise price of $0.99 per share, a vesting date of May 31, 2005, and an expiration date of May 31, 2010; provided that if the option recipient was terminated prior to May 31, 2005, the option would automatically vest on the date of termination. In April 2005, the Company amended the terms of the grant to provide for an exercise price of $0.40 per share, a vesting date of April 15, 2005, and an expiration date of April 15, 2010. Mr. McKay and Mr. Kucher are allowed to exercise the options through the date of expiration in the event they are terminated without cause. In the event of other termination of employment, the options are cancelled 60 days after date of termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information as of March 15, 2006, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the common stock:


Name and Address             Shares of Common Stock
of Beneficial Owners          Beneficially Owned(1)
--------------------
                                Number     Percent
                                ------     -------
Mark Kucher                   9,350,000 (2)  22.4%
1725 Knox Road
Vancouver, B.C. V6T 1S4


Wade A. Hodges               2,400,000  (4)   5.8%
14370 Riata Circle
Reno, Nevada 89521

Kenneth Tullar               2,300,000  (5)   5.6%
101 Brownstone Drive
Reno, Nevada 89512

Brian Labadie                  300,000  (6)     *%
24138 Fern Crescent
Maple Ridge, BC, Canada
V4R 2S1

Anthony E. W. Crews            300,000  (7)     *%
1325 Airmotive Way
Suite 175U
Reno, Nevada 89502

All officers and directors   12,350,000 (8)  27.8%
as a group (3 people)

*    Less than 1%.
(1) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. As of March 15, 2006, there were 42,530,000 shares of common stock outstanding.
(2)  Includes  3,160,000, 1,000,000, 1,000,000 and 40,000 shares of common stock owned by Bug River, British Swiss Investment Corp. ("British Swiss"), Warrior Resources Corp. ("Warrior"), and Mr. Kucher's spouse, respectively. Mark Kucher is a director and shareholder of Bug River, British Swiss, and Warrior. Also includes an option to purchase 800,000 shares at $0.40 per share that vested on April 15, 2005.
(3) Includes an option to purchase 800,000 shares at $0.40 per share that vested on April 15, 2005.
(4) Includes an option to purchase 300,000 shares at $0.40 per share that vested on April 15, 2005.
(5) Includes an option to purchase 200,000 shares at $0.40 per share that vested on April 15, 2005.
(6) Represents an option to purchase 300,000 shares at $0.40 per share that vested on April 15, 2005.
(7) Represents an option to purchase 300,000 shares at $0.40 per share that vested on April 15, 2005.
(8)  Includes  options  described  in  footnotes  (2),  (3),  (4),  (6) and (7).

CHANGE IN CONTROL

     We are unaware of any arrangement or understanding that may, at a subsequent date, result in a change of control of our Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Wade A. Hodges is a Director of the Company, the beneficial owner of 5.2% of the Company's stock and owns a forty percent (40%) membership interest in NGXS. As contemplated by the Joint Venture, Battle Mountain and NGXS formed Pediment to explore the Nevada great basin physiographic area using a proprietary water chemistry database developed by NGXS. Mr. Hodges provides geological services to the Joint Venture on an as-needed consulting basis, and receives $8,000.00 per month as and when he performs such services, as well as reimbursement of his actual expenses, and, for each day that he works in the field, an additional per diem of $125 per day. The Company and NGXS came to the current terms regarding Mr. Hodges's payment as part of the Amended Operating Agreement entered into in February 2005. Mr. Hodges received an aggregate of $40,014.40 for services that he provided to the Joint Venture during the period covered by this report. In April the Company's Board of Directors granted Mr. Hodges an option to purchase 200,000 shares of the Company's common stock at an exercise price of $0.40 per share that vested in its entirety on April 15, 2005.

     Kenneth Tullar, the beneficial owner of 5.2% of the Company's common stock, owns a twenty percent (20%) membership interest in NGXS. Mr. Tullar provides geological services to the Joint Venture on an as-needed consulting basis, and receives $8,000.00 per month as and when he performs such services, as well as reimbursement of his actual expenses, and, for each day that he works in the field, an additional per diem of $125 per day. The Company and NGXS came to the current terms regarding Mr. Tullar's payment as part of the Amended Operating Agreement entered into in February 2004. Mr. Tullar received an aggregate of $29,730.62 for services that he provided to the Joint Venture during the period covered by this report. In April the Company's Board of Directors granted Mr. Tullar an option to purchase 200,000 shares of the Company's common stock at an exercise price of $0.40 per share that vested in its entirety on April 15, 2005.

     The Company entered into an employment agreement with Mark Kucher pursuant to which Mr. Kucher serves as the Company's Chief Financial Officer and as a Director of the Company. Mr. Kucher also serves as President, Secretary and Treasurer of the Company. The terms of the agreement provide that it is retroactively effective on January 1, 2004. Mr. Kucher receives a base salary of $7,500 per month, effective retroactively from January 2004 that is not payable until the Company is fully vested in Pediment. Mr. Kucher has the option to receive his salary in shares, at market value, at any time. Mr. Kucher also receives three weeks of paid vacation. The agreement provides for the grant of an option to Mr. Kucher to purchase 500,000 shares of the Company's common stock that vests one year after commencement of Mr. Kucher's employment with the Company, provided that if the Company terminates Mr. Kucher's employment prior to such time, the option will automatically vest in its entirety on the date of termination. On December 15, 2004, in satisfaction of the obligation to grant an option to Mr. Kucher, the Company's Board of Directors granted Mark Kucher an option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.99 per share, which option vested in its entirety on May 31,2005, provided that if the Company terminates Mr. Kucher's employment prior to May 31, 2005, the option will automatically vest in its entirety on the date of termination. Although Mr. Kucher's employment commenced on January 1, 2004, under the terms of the employment agreement, Mr. Kucher agreed to receive the option with the later vesting date of May 31, 2005.

     In December 2004, the Company granted options to James E. McKay and Mark D. Kucher pursuant to their employment agreements to purchase 500,000 shares of the Company's common stock with an exercise price of $0.99 per share and a vesting date of May 31, 2005. Mr. McKay resigned his positions as an officer and director, effective March 1, 2006. In April 2005, the Company's board of directors amended the terms of the options to Mssrs. Kucher and McKay to vest in their entirety on April 15, 2005, at an amended exercise price of $0.40 per share. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing grants did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     In April 2005, the Company's board of directors approved the grant of options to each of its directors to purchase 300,000 shares (or an aggregate of 1,500,000 shares) of the Company's common stock with an exercise price of $0.40 per share and a vesting date of April 15, 2005.

     On December 8, 2005 the Company's Board of Directors approved an employment agreement with Mark Kucher, the Company's Chairman and Chief Executive Officer effective January 1, 2006 for a period of five years. The terms of the agreement are for Mr. Kucher to receive an annual salary of $250,000 plus benefits. Mr. Kucher is also entitled to receive annual bonuses based on 2.50% of the Company's increase in total market capitalization.

     On February 13, 2006, James E. McKay submitted his resignation as an officer and director, effective on March 1, 2006.

ITEM 13.  EXHIBITS AND REPORTS

     a)     Exhibits

     Exhibit No.          Description
     31.1*                Certificate of the Chief Executive Officer pursuant
                          Section 302 of the Sarbanes-Oxley Act of 2002

     31.2*                Certificate of the Chief Financial Officer pursuant
                          Section 302 of the Sarbanes-Oxley Act of 2002

     32.1*                Certificate of the Chief Executive Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002

     32.2*                Certificate of the Chief Financial Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002
* Filed Herein.

     b)     Reports on Form 8-K

     c)     Reports on Form 10-KSB

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     AUDIT FEES

     The aggregate fees billed for the period from January 1, 2005 to December 31, 2005, for professional services rendered by the principal accountant for review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements for this period was $13,332.50. As of the filing of this report we had not been billed for audit of our annual financial statements for the period from January 1, 2005 to December 31, 2005.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BATTLE  MOUNTAIN  GOLD  EXPLORATION  CORP.

DATE: March 27, 2006              By: /s/Mark Kucher
                                      -------------------
                                      Mark Kucher
                                      Chief Executive Officer