Form 10KSB/A
period 2005-12-31
Battle Mountain Gold Exploration Corp.
filed 2006-04-10
CIK 1162177

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

Documents Incorporated by Reference: Reports on Form 8-K filed 1/07/05; 1/11/05; 2/11/05; 2/18/05; 2/28/05; 3/30/05; 4/14/05; 4/22/05 and 12/01/05.




Transitional Small Business Disclosure Format: Yes [ ] No [ ]

                                TABLE OF CONTENTS

ITEM 1.     DESCRIPTION OF BUSINESS                                         4
ITEM 2.     DESCRIPTION OF PROPERTY                                         9
ITEM 3.     LEGAL PROCEEDINGS.                                             10
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.           10
ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.      11
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.     14
ITEM 7.     FINANCIAL STATEMENTS.                                          21
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.                         22
ITEM 8A.    CONTROLS AND PROCEDURES.                                       22
ITEM 8B.    OTHER INFORMATION.                                             23
ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.           24
ITEM 10.    EXECUTIVE COMPENSATION.                                        27
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.             30
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                31
ITEM 13.    EXHIBITS.                                                      32
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.                        33
SIGNATURES                                                                 34

                                     PART I

ITEM  1.  DESCRIPTION OF BUSINESS

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

2005                               HIGH BID      LOW BID
                                   --------      --------
January 1--March 31                  $.73           $0.16
April 1 - June 30                    $.83           $.25
July 1- September 30                 $.52           $.16
October 1 - December 31              $.60           $.27

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

EQUITY COMPENSATION PLAN

                      EQUITY COMPENSATION PLAN INFORMATION
                      ------------------------------------

                                                                         Number of securities remaining
                                                                         available for future issuance
                            Number  of  securities   Weighted-average    under equity compensation plans
                            to be issued upon        exercise price of   (excluding securities to be
                            exercise  of             outstanding          issued upon exercise of
                            outstanding options,     options, warrants    outstanding options, warrants
Plan Category               warrants and rights      and rights           and rights)
-------------               -------------------     ------------------   ------------------------
2004-2005 Non-Qualified
Stock Option Plan             2,875,000(1)              $0.40(2)                 625,000

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

     In December 2004, the Company granted options to James E. McKay and Mark D. Kucher pursuant to their employment agreements to purchase 500,000 shares of the Company's common stock with an exercise price of $0.99 per share and a vesting date of May 31, 2005. Mr. McKay serves as the Company's President pursuant to his employment agreement. Mr. Kucher serves as the Company's Chief Executive Officer and Chairman of the Company's board of directors pursuant to his employment agreement. In April 2005, the Company's board of directors amended the terms of their options to vest in their entirety on April 15, 2005, at an amended exercise price of $0.40 per share. The Company also issued additional options to other Directors in the aggregate of 1,875,00 shares at an exercise price of $.40 per share, that fully vested on April 15, 2005. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing grants did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

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

RISK FACTORS

Risks Relating to Our Business

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR
--------------------------------------------------------------------------------
ABILITY TO CONTINUE AS A GOING CONCERN.
---------------------------------------

     In its reports dated March 11, 2006 and April 18, 2005, Chisholm,
Bierwolf & Nilson, LLC, Certified Public Accountants expressed an opinion that there is substantial doubt about our ability to continue as a going concern based on our history of operating losses since Inception, our lack of operating revenues and our dependence on third party financing. Our financial statements do not include any adjustments that might result from the outcome of that uncertainty. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon future events, including adequate financing to fully implement our business plan. If we are unable to continue as a going concern, investors will lose your entire investment.

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

     We estimated the financing fees related to the issuance of warrants and options to purchase our common stock using a lattice pricing model using various volatility assumptions.

Going Concern
-------------

     We have been in the exploration stage since our formation and have not yet realized any revenues from our planned operations. The accompanying financial statements have been prepared assuming we will continue as a going concern. As shown in the accompanying financial statements, we have incurred a net loss of $1,199,349 for the period from Inception through December 31, 2005 and have had no sales. These conditions among others create an uncertainty as to our ability to continue as a going concern, particularly in the event that we cannot obtain additional financing to fully implement our business plan and to continue with our current operations, of which there can be no assurance. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of mineral properties, of which there can be no assurance. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

ITEM  7.  FINANCIAL STATEMENTS

                  BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION

                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               FOR THE YEAR ENDED

                                DECEMBER 31, 2005


                                      WITH

                                    REPORT OF

                       REGISTERED INDEPENDENT ACCOUNTANT

                                TABLE OF CONTENTS

Report of Registered Independent Accountant                      F-1

Balance Sheet                                                    F-2

Statements of Operations                                         F-3

Statement of Changes in Stockholders' Equity                     F-4

Statements of Cash Flows                                         F-5

Notes to Financial Statements                                    F-6

                   REPORT OF REGISTERED INDEPENDENT ACCOUNTANT
                   -------------------------------------------

Board of Directors and Stockholders
Battle Mountain Gold Exploration Corporation

We have audited the accompanying balance sheet of Battle Mountain Gold Exploration Corporation (an exploration stage company) as of December 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Battle Mountain Gold Exploration Corporation (an exploration stage company), as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Battle Mountain Gold Exploration Corporation (an exploration stage company) will continue as a going concern. As discussed in Note 14 to the financial statements, Battle Mountain Gold Exploration Corporation has suffered losses during the periods presented which raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf & Nilson, LLC
Bountiful,  Utah
March  11,  2006

                  BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                      (A Company in the Exploration Stage)
                                 BALANCE SHEET

                                     ASSETS
                                     ------

                                                       DECEMBER 31, 2005
CURRENT ASSETS
--------------
Cash                                                     $   246,614
Prepaid rent                                                   1,188
                                                         ------------

    Total current assets                                     247,802
                                                         ------------

PROPERTY AND EQUIPMENT
(NET OF ACCUMULATED DEPRECIATION OF $384)                      2,404
                                                         ------------

OTHER ASSETS
------------
Investment in joint venture                                1,159,901
Deposits                                                         295
                                                         ------------

    Total other assets                                     1,160,196
                                                         ------------

      Total assets                                       $ 1,410,402
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

                                                                                     Additional                  Stock
                                            Preferred Stock        Common Stock        Paid-in  Accumulated  Subscriptions   Total
                                           Shares     Amount     Shares     Amount     Capital     Deficit     Receivable    Equity
                                           -----------------------------------------------------------------------------------------
Balance, inception                              -    $     -          -     $     -  $        -  $      -      $       - $        -

January 2004 shares issued for cash
  at $0.02 per share                                           7,000,000      7,000     115,000                             122,000

May 2004 shares issued for cash
  at $0.08 per share                                           4,640,000      4,640     353,360                             358,000

September 2004 reverse merger
  adjustment                                                  26,870,000     26,870     (83,562)                            (56,692)

October 2004 shares issued for cash
  at $0.47                                                       900,000        900     424,100                             425,000

November 2004 shares issued for cash
  at $0.50 per share                                             700,000        700     349,300                             350,000

Net loss for the year
ended December 31, 2004                                                                           (319,203)                (319,203)
                                           -----------------------------------------------------------------------------------------

Balance December 31, 2004                       -    $     -  40,110,000    $40,110  $1,158,198  $(319,203)    $       - $  879,105
                                           =========================================================================================
January 2005 shares issued for cash
  at $0.50 per share                                             920,000        920    459,080                              460,000

September 2005 issued shares for cash
  at $0.25 per share with attached
  warrants exercisable at $0.25 per share                      1,500,000      1,500    753,412                   (90,670)   664,242

Stock subscription received                                                                                       90,670     90,670

Net loss for the year
  ended December 31, 2005                                                                         (880,146)                (880,146)
                                           ----------------------------------------------------------------------------------------

Balance December 31, 2005                       -    $     -  42,530,000    $42,530 $2,370,690 $(1,199,349)    $       - $1,213,871
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

    The Accompanying Notes are an Integral Part of the Financial Statements

1.     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------------

BUSINESS
--------

The Company is considered an exploration stage company in 2005, as defined by Statement of Financial Accounting Standards (SFAS) No. 7 due to the Company's primary focus of continuing to acquire and explore mining properties in the State of Nevada. The Company has not yet realized any revenues from its planned operations.

The Company was incorporated under the laws of the State of Nevada on January 7, 2004 to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada.

On April 15, 2004, the Company reorganized as follows: i) changed its name to Battle Mountain Gold Exploration Corp.; ii) affected a 10:1 forward stock split; iii) increased its authorized shares to two hundred million (200,000,000) shares of common stock; iv)reauthorized the par value of $0.001 per share of common stock; v)reauthorized ten million (10,000,000) shares of preferred stock; and vi) reauthorized the par value of $0.001 per shares of preferred stock. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the forward stock split.

USE  OF  ESTIMATES  IN  THE  PREPARATION  OF  FINANCIAL  STATEMENTS
-------------------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The markets for the Company's products and services are characterized by competition, rapid technological development, regulatory changes, and new product introductions, all of which may impact the future value of the Company's assets.

CASH  AND  CASH  EQUIVALENTS
----------------------------

For the purpose of the statements of cash flows, all highly liquid investments with maturities of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2005. From time to time the Company maintains amounts on deposit with financial institutions which exceed federally insured limits. The Company has not experienced any significant losses in such accounts, nor does management believe it is exposed to any significant credit risk.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

The carrying amount of financial instruments held by the Company, which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short duration. The carrying amount of the Company's notes payable approximate their fair value based on incremental borrowing rates for similar types of borrowing arrangements.


MARKETABLE  SECURITIES
----------------------

Pursuant to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" management determines the appropriate classification of investment securities at the time they are acquired and evaluates the appropriateness of such classification at each balance sheet date.

The Company did not hold any investments in marketable securities as of December 31, 2005.

PROPERTY  AND  EQUIPMENT
------------------------

Property and equipment are recorded at cost, less accumulated depreciation. In accordance with SFAS No. 144 "Accounting for Long-Lived Assets", the Company reviews its long-lived assets for impairment. Whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered through undiscounted future cash flows, such losses are recognized in the statement of operations.

The cost of property, plant, and equipment is depreciated over the remaining estimated useful lives of the assets ranging from 3 to 5 years. Depreciation is computed using the straight line method for both financial reporting and income tax purposes. Expenditures for maintenance and repairs are expensed when incurred, while betterments are capitalized. Gains and losses on the sale of property and equipment are reflected in the statement of operations.

JOINT  VENTURE  (MINING  PROPERTIES)
------------------------------------

Exploration costs are charged against earnings as incurred. Significant costs related to property acquisitions from joint venture agreements, including allocations for undeveloped mineral interests, are capitalized until the viability of the mineral interest is determined. Capitalized amounts may be written down if future cash flows, including potential sales proceeds, related to the property are projected to be less than the carrying value of the property. If no mineable ore body is discovered, capitalized acquisition costs are expensed in the period in which it is determined that the mineral property has no future economic value.

INCOME  TAXES
-------------

The Company provides for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability based approach in accounting for income taxes.

Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of temporary differences between revenue and expense items for financial statement and income tax purposes. Valuation allowances are provided against assets that are not likely to be realized. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

LOSS  PER  SHARE
----------------

The computation of basic and diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents. Common stock equivalents are not included in the diluted loss per share calculation when their effect is antidilutive.

REVENUE  RECOGNITION
--------------------

In 2000 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Pursuant to SAB No. 101 and the relevant generally accepted accounting principles, the Company will recognize revenue upon the passage of title, ownership and the risk of loss to the customer. The Company had no revenue for the periods ended December 31, 2005 and 2004.

STOCK-BASED  COMPENSATION
-------------------------

The Company has adopted the disclosure provision for stock-based compensation of SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which was released in December 2002 as an amendment to SFAS No. 123, but continues to account for such items using the intrinsic value method as outlined under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair market value of the underlying stock on the date of grant no compensation expense is recognized.

The estimated fair value of employee stock options was calculated using a lattice pricing model. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options may have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not provide a reliable single measure of the fair value of the Company's employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. All options currently outstanding are fully vested. The following table illustrates the effect on net loss per share if the fair value-based method had been applied to all awards:

                                                    2005         2004
                                                ------------------------
Net loss as reported                            $  (880,146)  $(319,203)
 Deduct: stock-based employee
 compensation expense determined under
 the fair value method for awards, net of          (839,065)   (673,183)
 related tax effects                            ------------------------
Pro forma net loss                              $(1,719,211)  $(992,386)
                                                ========================

Basic and diluted net loss per share as         $     (0.02)  $   (0.02)
 reported
                                                ========================
Basic and diluted pro forma net loss per share  $     (0.04)  $   (0.05)
                                                ========================

RECLASSIFICATIONS
-----------------

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not have an impact on previously reported financial position, cash flows, or results of operations.

NEW  ACCOUNTING  PRONOUNCEMENTS
-------------------------------

In April 2003 the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement, which amends and clarifies existing accounting pronouncements, addresses financial accounting and reporting for derivative or other hybrid instruments. This Statement requires that contracts with comparable characteristics be accounted for similarly. It is effective for contracts entered into or modified after September 30, 2003. The adoption of SFAS 149 did not have any impact on the financial statements for the periods presented; however, the Company may employ hedging activities in its future operations that may have a material effect on its financial position, results of operations, or cash flows.

In  May  2003  the  FASB  issued  SFAS  150,  "Accounting  for Certain Financial
Instruments with Characteristics of both Liabilities and Equity," which is effective at the beginning of the first interim period beginning after March 15, 2003. This statement establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS 150 will have no effect on the Company's financial position or results of operations.

In  December  2004  the  FASB  issued  SFAS  No.  123  (revised  2004,  or "R"),
"Share-Based Payment - a revision of FASB Statement No. 123 Accounting for Stock-Based Compensation". Statement No. 123 supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company's first quarter ended March 31, 2006.

In December 2004 the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29". Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged, with certain exceptions. Statement No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance; where an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for fiscal periods beginning after January 1, 2006 (transactions occurring in fiscal periods beginning after June 15, 2005). The Company currently does not expect the standard to have a material effect on its future financial position, results of operations or cash flows.

In March of 2005 the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 04-6, "Accounting for Stripping Costs Incurred during Production in the Mining Industry." In the mining industry, companies may be required to remove overburden and other mine waste materials to access mineral deposits. The costs of removing overburden and waste materials are referred to as "stripping costs." The EITF reached a consensus that stripping costs incurred during the construction phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The new treatment will be effective for fiscal years beginning after December 15, 2005. Adoption of the standard may have an impact on the Company's future results of operations, the amount of which management is unable to determine at this time.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". This Statement replaces APB Opinion No. 20 and SFAS No. 3. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period, rather than being reported in an income statement. The new standard will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of new standard will not have a material effect on its financial position, results of operations, cash flows, or previously issued financial reports.

2.     PROPERTY  AND  EQUIPMENT
       ------------------------

The following is a summary of property, plant, and equipment - at cost, less accumulated depreciation and the estimated useful lives:

                                  2005     2004
                                 -------  -------
Equipment                        $  646   $  382
Office furniture                  2,142    2,142
                                 -------  -------
Total, at cost                    2,788    2,524
Less:  accumulated depreciation    (384)    (186)
                                 -------  -------
Total                            $2,404   $2,338
                                 =======  =======

Depreciation expense for the twelve months ended December 31, 2005 and 2004 was $198 and $186, respectively.

3.     INVESTMENT  IN  JOINT  VENTURE
       ------------------------------

The Company has a joint venture agreement with Nevada Gold Exploration Solutions LLC ("NGXS"), a related party; that formed Pediment Gold LLC (Pediment) to engage in gold exploration in Nevada using a proprietary water chemistry database developed by NGXS. Pediment's operations have been focused in two areas known as the Fletcher Junction Project Area located in Mineral County, Nevada and the Hot Pots Project Area located in Humboldt County, Nevada. Included in the Hot Pots Project Area are approximately 2,225 acres that Pediment leases for mining on a ten year basis that began in September 2004. Pediment also has a cancelable binding letter agreement with Placer Dome U.S. Inc. for exploration and future development for a three year period that began in October 2004 related to the Hot Pots Project Area.

The Company's mining property investment in Pediment at December 31, 2005 and 2004 is as follows:

                               2005       2004
                            ----------  --------
BALANCE, BEGINNING OF THE   $  425,000  $      -
PERIOD

  Additions                    734,901   425,000
                            ----------  --------
BALANCE, END OF THE PERIOD  $1,159,901  $425,000
                            ==========  ========

At December 31, 2005 and 2004 the Company's management determined that capitalized amounts related to the investment are fairly reflected based on its expected future cash flows. If no mineable ore body is discovered, capitalized acquisition costs are expensed in the period in which it is determined that the mineral property has no future economic value.

Pediment paid $55,894 in non-reimbursable operating expenses on behalf of the Company for the year ended December 31, 2005, and are included in the appropriate statement of operations classifications. For the year ended December 31, 2004 no Company expenses were paid by Pediment.

4.     MARKETABLE  SECURITIES
       ----------------------

From time to time the Company invests in marketable securities. Pursuant to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" management determines the appropriate classification of investment securities at the time they are acquired and evaluates the appropriateness of such classification at each balance sheet date.

During the twelve months ended December 31, 2005 the Company sold all of its marketable securities, classified as available for sale, resulting in a loss of $10,082.

5.     RELATED PARTY TRANSACTIONS
       --------------------------

The Company pays its Chairman and Chief Executive Officer, Mark Kucher, under an employment contract. Per the terms of the contract, for the years ending December 31, 2005 and 2004, payments accrued at $7,500 per month. Mr. Kucher also pays certain operating expenses of the Company personally, and receives periodic reimbursements when the Company's operating capital is deemed sufficient. At December 31, 2005 the outstanding payable due to Mr. Kucher related to the employment contract and reimbursable expenses was $167,328.

During the year ended December 31, 2005 the Company paid off the $50,000 promissory note to Mark Kucher, originally issued November 10, 2004.

The Company paid its previous President and Chief Executive Officer, and current Vice President of Corporate Development, James McKay under an employment contract. Under the terms of the agreement, Mr. McKay received payments of $7,500 per month through March 31, 2005. Effective April 1, 2005 the Company entered into an agreement with its joint venture, Pediment Gold, for Pediment to pay the monthly salary of Mr. McKay at a rate of $7,500 per month.

The Company's joint venture, Pediment, paid $55,894 in non-reimbursable operating expenses on behalf of the Company for the year ended December 31, 2005.

6.     OPERATING LEASE
       ---------------

The Company leases office space in Reno, Nevada on an annual basis that expires April 30, 2006. The lease calls for monthly payments of $960 per month inclusive of $110 for telephone and internet service. Additional monthly incidental expenses are charged when incurred.

The Company leases office space in Vancouver, British Columbia on an annual basis that expires on August 31, 2006. The lease calls for flat monthly payments of $1,320.

The remaining commitment on the leases at December 31, 2005 was $14,400. Rent expense for the year ended December 31, 2005 and 2004 was $18,528 and $10,440 respectively.

7.     COMMITMENTS AND CONTINGENCIES
       -----------------------------

On September 29, 2005 the Company entered into a letter of offer with Macquarie Bank Limited to obtain a 17,000 ounce gold loan facility in which the Company agreed to make quarterly deliveries of gold to Macquarie bank totaling 20,800 ounces within 3 years of the date of execution of the final agreement.

The Company entered into a share purchase agreement on November 28, 2005 with IAMGold corporation to purchase the royalty assets of two newly formed Companies; Newco Canada, a company incorporated in the Province of Alberta, Canada; and Newco Barbados, a company incorporated under the laws of Barbados. The total consideration for the purchase of the assets is $21,850,000 of which $15,850,000 is required to be delivered in cash. The Company will issue the appropriate number of shares based on the market value of the shares on the date of closing for the remaining $6,000,000. The completion of the share purchase is set to take place in the first quarter of 2006.

The following table sets forth the royalty assets the Company will receive upon completion of the share purchase agreement (as a percentage of net smelter royalties):

                                    ROYALTY
                                    --------
                                       %
                                    --------
HELD BY NEWCO CANADA:

Williams Mine; Ontario, Canada         0.72%
Joe Mann Mine; Quebec, Canada          1.00%
El Limon Mine, Nicaragua               3.00%
Night Hawk Lake Property; Ontario,     2.50%
Canada
Seguenega Property, Burkina Faso       3.00%

HELD BY NEWCO BARBADOS:
Don Mario Mine; Bolivia                3.00%
Dolores Deposit; Mexico                1.25%
Lluvio de Oro Mine; Mexico             2.00%
Marmato Property; Columbia             5.00%
Relief Canyon Mine; Nevada             4.00%
Vueltas del Rio Mine; Honduras         2.00%

On November 26, 2005 the Company entered into a letter of intent with Nevada Gold Exploration Solutions to acquire a 100% interest in its joint venture, Pediment Gold, LLC. The agreement is contingent upon the completion of the purchase of Newco Canada and Newco Barbados royalty assets. In accordance with the terms of the agreement the Company agreed to invest an additional $150,000 in Pediment to fund the current field reconnaissance program. Additionally, the Company agreed to deliver 3,000,000 shares of its common stock to escrow by January 31, 2006 to be distributed to the owners of Nevada Gold Exploration Solutions upon the completion of the Pediment Gold LLC acquisition.

8.     CAPITAL STOCK
       -------------

In September 2005, 1,500,000 common shares of Company stock were issued at $0.25 per share for cash of $375,000. Each share comes with a share purchase warrant, exercisable at $0.25 for a period of two years. The estimated fair market value of the attached warrants resulted in the Company recognizing financing costs of $379,912 using a lattice pricing model.

In January 2005, 920,000 common shares of Company stock were issued at $0.50 per share for cash totaling $460,000.

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

In October 2004, the Company issued 900,000 shares of common stock for cash at $.47 per share totaling $425,000.

In May 2004, the Company issued 4,640,000 shares of common stock for cash at $.08 per share totaling $358,000.

In January 2004, the Company issued 7,000,000 shares of common stock to initial investors at $.02 per share totaling $122,000.

9.     WARRANTS
       --------

Warrants were issued in conjunction with the issuance of common stock. To estimate costs related to the issuance of warrants, we have used a lattice pricing model using a life equal to the maximum contractual life. The warrants expire on various dates during September 2007.

The estimated fair value of warrants, using a lattice pricing model is based on the following assumptions.

                                    2005   2004
                                   ------  ----
Expected Dividend yield            $ -0-   n/a
Expected stock price volatility       72%  n/a
Risk free interest rate             4.00%  n/a
Expected life of warrants (years)   1.75   n/a

     At December 31, 2005 the fair value of these warrants was estimated to be $379,912 and was included in additional paid in capital. The Company recognized the costs of these warrants as financing costs, which is a component of other expense.

     The following table illustrates the warrant activity as of December 31, 2005 and 2004:

                                  2005               2004
                                ---------           ---------
                                      WEIGHTED             WEIGHTED
                                      AVERAGE              AVERAGE
                           WARRANTS   EXERCISE   WARRANTS  EXERCISE
                                      PRICE                PRICE
                          ------------------------------------------
Outstanding, beginning of          -  $       -         -  $       -
the year

Issued                     1,500,000       0.25         -          -

Exercised                          -          -         -          -

Expired                            -          -         -          -
                          ------------------------------------------
Outstanding, end of the    1,500,000  $    0.25         -  $       -
period

Currently exercisable      1,500,000  $    0.25         -  $       -
                           =========  =========  ========  =========

          Stock warrants outstanding and exercisable as of December 31, 2005 are as follows:

                                                 Average
                                    Weighted    Remaining      Number of    Weighted
Range              Number of         Average   Contractual     Warrants      Average
of Exercise   Warrants Outstanding  Exercise       Life         Vested      Exercise
Price                                 Price      (Years)     (Exercisable)    Price
-----------   -------------------   ---------  ----------   --------------  -----------
0.25              1,500,000         $    0.25      1.75        1,500,000     $    0.25

10.     STOCK OPTION PLAN
        -----------------

The Company adopted the 2004-2005 Non-Qualified Stock Option Plan. The Plan allows the Company to grant options for a maximum of 3,500,000 shares of common stock. The Plan is effective for ten years.

During April 2005 the Company's board of directors amended the terms of the Plan. The exercise price of all previously granted options was reduced from $0.99 to $0.40 and the vesting date was changed from May 31, 2005 to April 15, 2005. As part of the amendment, the previously issued options at $0.99 were treated as cancelled and reissued at $0.40 in April, 2005.

The vesting date for all options granted under the Plan, as amended, was April 15, 2005.

The following table summarizes the activity of the Plan for the years ended December 31, 2005 and 2004:

                                   2005                        2004
                          -------------------------   ------------------------
                                        Weighted                    Weighted
                                         Average                     Average
                          Shares     Exercise Price    Shares    Exercise Price
                        -----------  ---------------  ---------  ---------------
Outstanding, beginning   1,000,000   $          0.40          -  $             -
Options cancelled       (1,000,000)             0.99          -                -
Options exercised                -                 -          -                -
Options forfeited         (125,000)             0.40          -                -

Option granted           3,000,000              0.40  1,000,000             0.99
                        -----------  ---------------  ---------  ---------------
Outstanding, ending      2,875,000   $          0.40  1,000,000  $          0.99
                        ===========  ===============  =========  ===============

The fair value of each option granted is estimated at the date of grant using a lattice option-pricing model with the following assumptions.

                                   2005    2004
                                  ------  ------
Expected Dividend yield           $ -0-   $ -0-
Expected stock price volatility      72%     60%
Risk free interest rate            4.00%   4.00%
Expected life of options (years)   4.18     .42

A summary of the outstanding and exercisable options at December 31, 2005, is as follows:

                                     Average
                        Weighted    Remaining      Number of    Weighted
Range       Number of    Average   Contractual      Options      Average
of           Options    Exercise       Life         Vested      Exercise
Exercise   Outstanding    Price      (Years)     (Exercisable)    Price
Price
---------  -----------  ---------  ------------  -------------  ---------
0.40        2,875,000   $    0.40      4.18         2,875,000    $  0.40

11.     INCOME TAXES
        -----------

The significant components of the Company's deferred tax assets are as follows:

                                     2005         2004
                                  -----------------------
Deferred tax assets:
Net operating loss carryforwards  $  299,250   $ 108,529
Valuation allowance                ( 299,250)   (108,529)
                                  -----------------------
Net deferred tax assets           $        -   $       -
                                  =======================

For the year ended December 31, 2005, the valuation allowance was increased by $299,250 due to the uncertainties surrounding the realization of the deferred tax assets, resulting from the Company's net loss of $880,146 in fiscal 2005 and an accumulated deficit of $1,199,349 at December 31, 2005.

The provision (benefit) for income taxes differs from the provision (benefit) amount computed by applying the statutory federal tax rate (34%) to the loss before taxes due to the following:

                                         2005        2004
                                      ----------------------
Computed expected benefit             $(299,250)  $(108,529)
Nondeductible expenses                        -           -
Increase in valuation allowance         299,250     108,529
                                      ----------------------
Provision (benefit) for income taxes  $       -   $       -
                                      ======================

As of December 31, 2005, the Company had a net operating loss carryforward for federal income tax purposes of $1,199,349. This net operating loss carryforward will begin to expire in 2024. The valuation allowance has been estimated in an amount equal to the projected future benefit of the loss carryforward due to the current assumption the Company will not generate sufficient income to utilize the future tax benefit.


12.     QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED)
        ----------------------------------------------

Summarized unaudited quarterly financial information for the years ended December 31, 2005 and 2004 are noted below (in thousands, except for per share amounts):

                                                                          2005
                                           -----------------------------------------------------------------
                                              Dec. 31,         Sep. 30,         Jun. 30,         Mar. 31,
                                                2005             2005             2005             2005
                                           -----------------------------------------------------------------
Net revenues                               $            -   $            -   $            -   $            -

Gross profit                               $            -   $            -   $            -   $            -

Net (loss)                                 $          (92)  $         (446)  $         (170)  $         (172)

Net (loss) per share - basic and diluted   $        (0.00)  $        (0.01)  $        (0.01)  $        (0.01)

                                           -----------------------------------------------------------------
                                                                          2004
                                           -----------------------------------------------------------------
                                              Dec. 31,         Sep. 30,         Jun. 30,         Mar. 31,
                                                2004             2004             2004             2004
                                           -----------------------------------------------------------------
Net revenues                               $            -   $            -   $            -   $            -

                                           $            -   $            -   $            -   $            -
Gross profit

Net loss                                   $         (155)  $          (67)  $          (36)  $          (61)

Net loss per share - basic and diluted     $        (0.01)  $        (0.00)  $        (0.01)  $        (0.01)

13.     LOSS  PER  SHARE
        ----------------
The Company's loss per share of common stock is based on the weighted average number of common shares outstanding at the financial statement date consisting of the following:

                                             2005          2004
                                         ------------  ------------
BASIC LOSS PER SHARE:
       Net loss (numerator)              $  (880,146)  $  (319,203)
       Shares outstanding (denominator)   41,530,000    19,391,667
                                         ------------  ------------
       Loss per basic share              $     (0.02)  $     (0.02)
                                         ============  ============
FULLY DILUTED LOSS PER
SHARE:
       Net loss (numerator)              $  (880,146)  $  (319,203)
       Shares outstanding (denominator)   41,530,000    19,391,667
                                                       ------------
       Loss per basic share              $     (0.02)  $     (0.02)
                                         ============  ============

Currently outstanding options and warrants are not included in the diluted loss per share calculation since their effect is antidilutive.

14.     GOING  CONCERN
        --------------

The report of independent auditors on the Company's December 31, 2005 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. Management has developed a plan to address these issues and allow the Company to continue as a going concern through at least the end of 2006. This plan includes sustaining revenues and reducing operating expenses as necessary. Although the Company believes the plan will be realized, there is no assurance that these events will occur. In the event the Company is unsuccessful, the Company may pursue additional debt or equity financing. If the Company is unable or cannot otherwise raise cash to finance operations, the Company could be forced to significantly reduce its level of operations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

15.     SUBSEQUENT  EVENTS
        ------------------

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

     In December 2004, the Company granted options to James E. McKay and Mark D. Kucher pursuant to their employment agreements to purchase 500,000 shares of the Company's common stock with an exercise price of $0.99 per share and a vesting date of May 31, 2005. Mr. McKayresigned his positions as an officer and director, effective March 1, 2006. In April 2005, the Company's board of directors amended the terms of the options to Mssrs. Kucher and McKay to vest in their entirety on April 15, 2005, at an amended exercise price of $0.40 per share. The Company also issued additional options to other Directors in the aggregate of 1,875,00 shares at an exercise price of $.40 per share, that fully vested on April 15, 2005. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing grants did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

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

Fiscal Years 2003, 2004 and 2005
--------------------------------

     The following table sets forth information concerning options granted to our Named Executive Officers during the fiscal year ended December 31, 2005.

                      OPTION GRANTS IN LAST FISCAL YEAR(1)
                      ------------------------------------
                               (INDIVIDUAL GRANTS)
                               -------------------

                            Number of      Percent of
                            securities     total options
                            underlying     granted to      Exercise or
                            options        employees in    base price      Expiration
Name                        granted (#)    fiscal year     ($/Sh)          date(2)
----                       -----------     -----------     -----------     ------------
James E. McKay, CEO            800,000             50%     $     0.40      May 31, 2010

Mark D. Kucher, CFO,
and former CEO                 800,000             50%     $     0.40      May 31, 2010

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

     The Company entered into an employment agreement with Mark Kucher pursuant to which Mr. Kucher serves as the Company's Chief Financial Officer and as a Director of the Company. Mr. Kucher also serves as President, Secretary and Treasurer of the Company. The terms of the agreement provide that it is retroactively effective on January 1, 2004. Mr. Kucher receives a base salary of $7,500 per month, effective retroactively from January 2004 that is not payable until the Company is fully vested in Pediment. Mr. Kucher has the option to receive his salary in shares, at market value, at any time. Mr. Kucher also receives three weeks of paid vacation. The agreement provides for the grant of an option to Mr. Kucher to purchase 800,000 shares of the Company's common stock that vested April 15, 2005.

     The Company granted options to James E. McKay and Mark D.
Kucher pursuant to their employment agreements to purchase 800,000 shares of the Company's common stock with an exercise price of $0.99 per share and a vesting date of May 31, 2005. Mr. McKay resigned his positions as an officer and director, effective March 1, 2006. In April 2005, the Company's board of directors amended the terms of the options to Mssrs. Kucher and McKay to vest in their entirety on April 15, 2005, at an amended exercise price of $0.40 per share. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing grants did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

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

                                   BATTLE  MOUNTAIN  GOLD  EXPLORATION  CORP.

DATE: April 7, 2006               By: /s/Mark Kucher
                                      -------------------
                                      Mark Kucher
                                      Chief Executive Officer