Form 10QSB/A
period 2005-09-30
Battle Mountain Gold Exploration Corp.
filed 2006-05-11
CIK 1162177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
                                AMENDMENT NO. 1
(Mark One)

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

     As of September 30, 2005, the issuer had 42,530,000 shares of common stock issued and outstanding.

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

                        BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                               (A COMPANY IN EXPLORATION STAGE)
                              CONDENSED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                     -----------------------------------------
                                                     SEPTEMBER 30,  SEPTEMBER 30, INCEPTION TO
                                                         2005          2004           DATE
                                                     -----------------------------------------
OPERATING ACTIVITIES:
Net loss                                              $(788,370)    $(188,602)  $(1,107,573)
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation                                             146             -           332
   Issuance of stock warrants                           379,912       379,912
   Unrealized loss on investments                             -        24,200        24,200
   Loss on sale of investments                           10,082             -        23,878
   Increase in deposits                                       -          (295)         (295)
   Increase in accounts payable                          30,245        10,596        42,000
                                                     -----------------------------------------
Net cash used in operating activities                  (367,985)     (154,101)     (637,546)

INVESTING ACTIVITIES:
Purchases of fixed assets                                  (264)       (2,523)       (2,788)
Purchase of short term investments                            -      (114,000)     (114,000)
Proceeds from sale of short term investments             25,718             -        65,922
Investment in mining properties                        (630,794)     (325,000)   (1,055,794)
                                                     -----------------------------------------

Net cash used in investing activities                  (605,340)     (441,523)   (1,106,660)

FINANCING ACTIVITIES:
Proceeds from issuance of related party notes                 -       125,696       125,696
Principal payments on related party notes payable      (148,196)            -      (198,196)
Proceeds from short term notes                                -             -       150,000
Proceeds from issuance of common stock                  744,330       480,000     1,992,638
                                                     -----------------------------------------
Net cash provided by financing activities               596,134       605,696     2,070,138
                                                     -----------------------------------------

Net increase (decrease) in cash and cash equivalents   (377,191)       10,072       325,932
Cash and cash equivalents at beginning of period        703,123             -             -
                                                     -----------------------------------------
Cash and cash equivalents at end of period            $ 325,932     $  10,072   $   325,932
                                                     =========================================

SUPPLEMENTAL INFORMATION
------------------------

During the nine months ended September 30, 2005 and 2004, the Company paid no interest.

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

The Company has incurred a loss of $1,107,573 as of September 30, 2005 that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. This net operating loss carry-forward will begin to expire in the year 2024. As of September 30, 2005, due to management's doubt the loss carry forward can be utilitized prior to expiration, the entire future tax benefit has been offset by a valuation allowance.

7.   WARRANTS
     --------

Warrants were issued in conjunction with the issuance of common stock. To estimate expense related to the issuance of warrants, we have used a lattice pricing model using a life equal to the maximum contractual life. The warrants expire on various dates during September 2007.

The estimated fair value of the warrants, using a lattice pricing model is based on the following assumptions:

                                 September 30,
                                    2005
                                   ------
Expected Dividend yield            $ -0-
Expected stock price volatility       72%
Risk free interest rate             4.00%
Expected life of warrants (years)   1.75

At September 30, 2005 the fair value of these warrants was estimated to be $379,912 and was included in additional paid in capital. The Company recognized the costs of these warrants as financing fees, which is a component of other expense.

The  following  table illustrates the warrant activity as of September 30, 2005:

                      2005
------------------------------------------------------
                                              WEIGHTED
                                               AVERAGE
                                              EXERCISE
                                    WARRANTS   PRICE
------------------------------------------------------
Outstanding, beginning of the year          -  $    -
------------------------------------------------------
Issued                              1,500,000    0.25
------------------------------------------------------
Exercised                                   -       -
------------------------------------------------------
Expired                                     -       -
------------------------------------------------------
Outstanding, end of the period      1,500,000  $ 0.25
======================================================
Currently exercisable               1,500,000  $ 0.25
======================================================

Stock warrants outstanding and exercisable as of September 30, 2005 are as follows:

                        Weighted    Average     Number of    Weighted
Range of    Number of    Average   Remaining     Options      Average
Exercise     Options    Exercise  Contractual     Vested      Exercise
 Price     Outstanding    Price     (Years)    (Exercisable)   Price
-----------------------------------------------------------------------
0.25        1,500,000    $ 0.25      2.00       1,500,000     $ 0.25

8.   LOSS PER  SHARE
     --------------

The Company's loss per share of common stock is based on the weighted average number of common shares outstanding at the financial statement date consisting of the following:

                              FOR THE NINE MONTHS ENDED
                                SEMPTEMBER 30, 2005:
BASIC LOSS PER SHARE:
       Net loss                $            (788,370)
       Shares outstanding                 41,196,667
       Loss per basic share    $               (0.02)
FULLY DILUTED LOSS PER SHARE:
       Net loss                $            (788,370)
       Shares outstanding                 41,196,667
       Loss per basic share    $               (0.02)

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Net Loss and Net Loss Per Share
-------------------------------

Net loss was $446,231 which included $379,912 of non recurring financing fees related to the issuance of 1,500,000 warrants to purchase an aggregate of 1,500,000 shares of our common stock. The Company incurred a basic and diluted loss per common share of $(0.01) for the three months ended September 30, 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues
--------

The Company did not have any revenues during the nine months ended September 30, 2005.

Expenses
--------

For the nine months ended September 30, 2005, the Company had total operating expenses of $398,376, a loss on sale of investments of $10,082, and a non recurring finance fee of $379,912. Operating expenses consisted of professional and consulting of $278,188, travel and entertainment of $34,783, rent and office of $10,837, general and administrative expenses of $74,422, and depreciation expense of $146.

Net Loss and Net Loss Per Share
-------------------------------

Net loss was $788,370 or basic and diluted loss per common share of $(0.02) for the nine months ended September 30, 2005.

PERIOD FROM JANUARY 7, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2005

Revenues
--------

The Company had no revenues during the period from Inception through September 30, 2005.

Expenses
--------

During the period from Inception through September 30, 2005, the Company had total operating expenses of $679,316, consisting of professional and consulting of $480,831 travel and entertainment of $62,555, rent and office of $28,490, general and administrative expenses of $107,108, and depreciation expense of $332. The Company also had $428,257 in other expenses primarily consisting of non recurring financing fees and realized and unrealized losses on marketable securities.

Net Loss and Net Loss Per Share
-------------------------------

Net loss was $1,107,573 for the period from Inception through September 30, 2005 or $(0.04) per share.

LIQUIDITY AND CAPITAL RESOURCES

Total current assets were $325,932 as of September 30, 2005, which consisted of cash.

Total current liabilities were $169,500 as of September 30, 2005, consisting of related party payables of $150,000 and accounts payable of $19,500. Of the payables to related parties, $142,500 is accrued base compensation for Mark Kucher.

Net cash used in operating activities was $367,985 for the nine months ended September 30, 2005, consisting of a net loss of $788,370 that was offset by an increase in realized loss on investments of $10,082, and an increase in accounts payable of $30,245, an adjustment for depreciation expense of $146, and non recurring financing fees related to the issuance of stock warrants of $379,912.

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

Going Concern
-------------

We have been in the exploration stage since our formation and have not yet realized any revenues from our planned operations. The accompanying financial statements have been prepared assuming we will continue as a going concern. As shown in the accompanying financial statements, we have incurred a net loss of $1,107,573 for the period from Inception through September 30, 2005 and have had no sales. These conditions among others create an uncertainty as to our ability to continue as a going concern, particularly in the event that we cannot obtain $2,600,000 million of additional financing to fully implement our business plan and to continue with our current operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of mineral properties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

ITEM 3.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures are adequately designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms

(b) There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

                                   BATTLE  MOUNTAIN  GOLD  EXPLORATION  CORP.

DATE: May 9, 2006                   By: /s/ Mark Kucher
                                      -------------------
                                      Mark Kucher,
                                      Chief Executive Officer