Form 10QSB
period 2006-03-31
Battle Mountain Gold Exploration Corp.
filed 2006-05-19
CIK 1162177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2006

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

     As of March 31, 2006, the issuer had 42,530,000 shares of common stock issued and outstanding.

                          PART I FINANCIAL INFORMATION

Item  1.  FINANCIAL  STATEMENTS.


                                                         MARCH 31, 2006
                                                        ---------------
CURRENT ASSETS:
--------------
  Cash and cash equivalents                             $        64,674

    Total current assets                                         64,674
                                                        ---------------


FIXED ASSETS (NET OF ACCUMULATED DEPRECIATION OF $436)            2,352
                                                        ---------------



OTHER ASSETS
------------
  Investment in mining properties                             1,258,726
  Deposits                                                          295
                                                        ---------------

    Total other assets                                        1,259,021
                                                        ---------------

      Total assets                                      $     1,326,047
                                                        ===============

CURRENT LIABILITIES
-------------------
  Accounts payable                                      $        58,807

  Related party payables                                        234,576
                                                        ---------------

    Total current liabilities                                   293,383
                                                        ---------------

COMMITMENT AND CONTINGENCIES                                          -
---------------------------                             ---------------

STOCKHOLDER'S EQUITY
--------------------
  Preferred stock: 10,000,000 shares authorized
    ($0.001 par value) none issued                                    -
  Common stock: 100,000,000 shares authorized
    ($0.001 par value) 42,530,000  shares
    issued and outstanding at March 31, 2006                     42,530
  Paid in capital                                             2,370,690
  Deficit accumulated during the exploration stage           (1,380,556)
                                                        ---------------

    Total stockholder's equity                                1,032,664
                                                        ---------------

      Total liabilities and equity                      $     1,326,047
                                                        ===============

    The accompanying notes are in integral part of the financial statements


                                               THREE MONTHS ENDED
                                                    MARCH 31             INCEPTION
                                               2006          2005         TO DATE
                                           ------------  ------------  ------------
REVENUE
-------
  Revenue                                  $          -  $          -  $          -


EXPENSES
--------
  Depreciation                                      (52)          (47)         (436)
  Professional and consulting                  (147,187)     (112,859)     (681,760)
  Travel and entertainment                      (12,477)       (8,150)      (76,713)
  Rent and office                                (7,253)       (2,645)      (57,600)
  General and administrative                    (14,238)      (38,195)     (135,790)
                                           ------------  ------------  ------------

    Total operating expenses                   (181,207)     (161,896)     (952,299)
                                           ------------  ------------  ------------

    Loss from operations                       (181,207)     (161,896)     (952,299)

OTHER INCOME (EXPENSES)
-----------------------

  Interest expense                                    -             -          (448)
  Financing costs                                     -             -      (379,912)
  Unrealized loss                                     -       (10,600)      (24,200)
  Loss on sale of investments                         -             -       (23,878)
  Other income                                        -             -           181
                                           ------------  ------------  ------------

    Total other income (expense)                      -       (10,600)     (428,257)
                                           ------------  ------------  ------------

    Loss before income taxes                   (181,207)     (172,496)   (1,380,556)
                                           ------------  ------------  ------------

    Provision for taxes                               -             -             -

    Net loss                               $   (181,207) $   (172,496) $ (1,380,556)
                                           ============  ============  ============

Loss per common share: basic and diluted   $      (0.01) $      (0.01) $      (0.02)
                                           ============  ============  ============

Weighted average shares
  basic and fully diluted                    42,530,000    40,830,000    31,801,852
                                           ============  ============  ============

    The accompanying notes are in integral part of the financial statements


                                                                      THREE MONTHS ENDED
                                                                            MARCH 31          INCEPTION
                                                                       2006         2005       TO DATE
                                                                     ----------  ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                             $ (181,207) $ (172,496) $ (1,380,556)
Adjustments to reconcile net loss to cash used
in operating activities:

Depreciation                                                                 52          47           436
Issuance of stock warrants                                                    -           -       379,912
Unrealized loss on investments                                                -      10,600        24,200
Loss on sale of investments                                                   -           -        23,878
(Increase) in deposits                                                        -           -          (295)
Decrease in prepaid expenses                                              1,188           -             -
Increase in related party payable                                        67,248           -       184,576
Increase in accounts payable                                             29,604       6,645        58,808
                                                                     ----------  ----------  ------------

Net cash used in operating activities                                   (83,115)   (155,204)     (709,041)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Purchase of property and equipment                                            -           -        (2,788)
Purchase of short term investments                                            -           -      (114,000)
Proceeds from sale of short term investments                                  -           -        65,921
Investment in mining properties                                         (98,825)   (630,794)   (1,258,726)
                                                                     ----------  ----------  ------------

Net cash used in investing activities                                   (98,825)   (630,794)   (1,309,593)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from issuance of related party notes payable                         -           -        50,000
Principal payments on related party notes payable                             -    (153,428)     (150,000)
Proceeds from short term notes                                                -           -       150,000
Proceeds from issuance of common stock                                        -     460,000     2,033,308
                                                                     ----------  ----------  ------------

Net cash provided by financing activities                                     -     306,572     2,083,308
                                                                     ----------  ----------  ------------

Net increase (decrease) in cash and cash equivalents                   (181,940)   (479,426)       64,674

Cash and cash equivalents at beginning of period                        246,614     703,123             -
                                                                     ----------  ----------  ------------

Cash and cash equivalents at end of period                           $   64,674  $  223,697  $     64,674
                                                                     ==========  ==========  ============

SUPPLEMENTAL INFORMATION AND NON CASH TRANSACTIONS
--------------------------------------------------
During  the  three months ended March 31, 2006, and 2005, the Company paid $0 in interest.

The Company paid no income taxes during the three months ended March 31, 2006, and 2005.


                  BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                      (A Company in the Exploration Stage)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    -----------------------------------------
                                 March 31, 2006
                                   (unaudited)
1.     BASIS  OF  PRESENTATION
       -----------------------

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



2.     INVESTMENT  IN  JOINT  VENTURE
       ------------------------------

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

On November 26, 2005 the Company entered into Letter of Intent to acquire 100% of Pediment as noted in the Form 8-Kfiled as of December 1, 2005 contingent upon the completion of the IAMGOLD Asset Purchase transaction which closed on April
26, 2006. For the three months ended March 31, 2006 the Company contributed $98,825 to Pediment.

3.     RELATED  PARTY  TRANSACTIONS
       ----------------------------

As of March 31, 2006 the Company had outstanding operating payables due to Mark Kucher in the amount of $234,576 of which $62,500 is accrued and unpaid salary during the quarter ended March 31, 2006 at a base rate of $250,000 per annum.


4.     INCOME  TAXES
       -------------

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


The Company has incurred a loss of $1,380,556 as of March 31, 2006 that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. This net operating loss carry-forward will begin to expire in the year 2024. As of March 31, 2006, due to management's doubt the loss carry forward can be utilitized prior to expiration, the entire future tax benefit has been offset by a valuation allowance.


5.     LOSS  PER  SHARE
       ----------------

The Company's loss per share of common stock is based on the weighted average number of common shares outstanding at the financial statement date consisting of the following:

                                            MARCH 31,
                                              2006
                                              ----
BASIC LOSS PER SHARE:
---------------------
    Net loss (numerator)                 $   (181,207)
    Shares outstanding (denominator)       42,530,000
                                         ------------
    Loss per basic share                 $      (0.01)
                                         ============
FULLY DILUTED LOSS PER SHARE:
-----------------------------
     Net loss (numerator)                $   (181,207)
     Shares outstanding (denominator)      42,530,000
     Loss per basic share                $      (0.01)
                                         ============


6.     SUBSEQUENT  EVENTS
       ------------------

On April 26, 2006, the Company closed the previously announced purchase of the IAMGOLD gold royalty assets ("IAMGOLD Assets") for total consideration of $21,850,000 of which $13,850,000 was paid in cash with the remainder funded by the issuance of a $2,000,000 convertible subordinated secured debenture and 12,000,000 shares of common stock to IAMGOLD.

The assets purchased consist of twelve net smelter royalty interests including royalties from four currently operating mines: Williams Mine in Ontario, Canada; Joe Mann Mine in Quebec, Canada; Don Mario Mine in Bolivia; and El Limon Mine in Nicaragua. The remainder of the royalty assets are in various stages of development and may or may not end up producing royalty revenue for the Company. The royalties purchased are described in the table below:


Property            Ownership                     Royalty          Status          Description
Williams Mine       Teck Cominco Limited (50%),   0.72% NSR        Operating       The  Williams  Mine  is one  of the largest gold
                    Barrick Gold Corporation                                       producers  in  Canada.   It is  an open-pit  and
                    (50%)                                                          underground  operation, and  in  2005,  produced
                                                                                   375,000 ounces  of gold.   The mine has reserves
                                                                                   of 1.6 million oz and its mine life is estimated
                                                                                   at 5 years.

El Limon Mine       Glencairn Gold Corporation    3.0% NSR         Operating       El Limon is a fully  mechanized underground mine
                    (95%), Inversiones Mineras                                     and produced 39,000 ounces of gold in 2005.  The
                    S.A. (5%)                                                      mine has reserves of 223,000 and the mine life is
                                                                                   estimated at 5 years.

Don Mario Mine      Orvana Minerals Corporation   3.0% NSR         Operating       The  Don Mario  is an  open-pit  and underground
                                                                                   mine in  eastern  Bolivia  that  produced 69,000
                                                                                   ounces of gold in 2005.  With current reserves of
                                                                                   368,000oz,  the  mine  life  is  estimated  at 5
                                                                                   years;  however,  the results of recent drilling
                                                                                   show significant additional production potential.

Joe Mann Mine       Campbell Resources            1.0% NSR on                      The Joe Mann Mine produced 29,000 ounces of gold
                    Incorporated                  Gold Production  Operating       in 2005.  The mine's reserves total 26,000oz and
                                                                                   operations are likely to continue through 2006.

Dolores Reserve     Minefinders Corporation       1.25% NSR on     Operations to   In  February  2006,  Minefinders  received  an
                                                  Gold Production  begin mid-      optimized bankable feasibility study and approved
                                                                   2007            the  mine  construction  on the Dolores Project.
                                                                                   The  18,000 tpd  mine plan estimates recovery of
                                                                                   1.44 million  ounces of gold over a 12 year mine
                                                                                   life.

Relief Canyon       Newgold Incorporated          4.0% NSR         In Permitting   Newgold  is  moving  towards  placing  the  most
Mine                                                                               promising  mining targets into production during
                                                                                   2006  and then  using  the  profits  from  these
                                                                                   operations  to  fund  expanded  exploration  and
                                                                                   development  of  the  entire  property.   Past
                                                                                   drilling  has  indicated 1,650,000 tones of gold
                                                                                   ore  averaging  0.06 oz/t  and Newgold's current
                                                                                   resource model estimates 521,000 contained ounces
                                                                                   at 0.015 oz/t cutt-off.

La India            Glencairn Gold Corporation    3.0% NSR         Resource        Located  approx. 40km east of the El Limon Mine,
Resource            (95%), Inversiones Mineras                     Development     the La India  district consists of three mineral
                    S.A. (5%)                                                      concessions totaling  9,330 hectares.  Indicated
                                                                                   mineral resources are 205,000 ounces and inferred
                                                                                   mineral resources are 336,000 ounces.

Seguenega           Orezone Resources             3.0% NSR         Resource        The  Sega  Project  is  an  advanced exploration
Property            Incorporated                                   Development     project  in northern Burkino Faso with indicated
                                                                                   resources  of 4,844,000  tonnes  grading 1.99g/t
                                                                                   (310,600 ounces) and  inferred  resources  of
                                                                                   1,413,000  tonnes  grading  1.61 g/t
                                                                                   (73,000 ounces).

Marmato             Mineros Nacionales S.A.       5.0% NSR         Exploration     A collection of properties located in the Marmato
Properties                                                                         district, a significant and well establish mining
                                                                                   district in Columbia.

Night Hawk Lake     Selkirk Metals Corporation    2.5% NSR         Exploration     Exploration  property  in  northern  Ontario; no
Property            (40%), East West Resource                                      exploration  activity  since  2002.
                    Corporation (40%), Canadian
                    Golden Dragon Resources
                    Limited (20%)

Lluvia del Oro      Grupo Bacis, S.A. DE C.V.     3.0% NSR        Care and         Former  open-pit  mine;  currently  on  care and
Mine                                                              Maintenance      maintenance.

Vueltas de Rio      Rio Narcea Gold Mines         2.0% NSR        Reclamation      Mining  ceased  March  2004;  reclamation  is in
Mine                Limited                                                        progress.


Related to the above acquisition the Company entered into the following debt and equity transactions in April 2006:


PRIVATE PLACEMENT

The Company issued approximately 11.4 million shares of common stock at $0.31 per share for cash proceeds of approximately $3,500,000. Each share has an attached warrant exercisable for one additional common share at $0.31 per share expiring on April 12, 2011.

In connection with the private placement, Macquarie Bank Limited received 1,935,000 shares of common stock at $0.31 for total consideration of $599,850 related to fees for the bridge loan facility. Additionally, the CEO received a total of 2,512,096 shares of common stock at $0.31 for total consideration of $778,750. The total is comprised of $232,500 in forgiveness of previously accrued operating payables and $546,250 in accordance with the CEO's employment agreement. The shares issued to the CEO have attached warrants exercisable for one additional share of common stock at $0.31 per share expiring on April 12, 2011.

David Atkinson, a consultant in the acquisition, received 500,000 shares of common stock at $0.31 for total consideration of $155,000. Each share has an attached warrant exercisable for one additional common share at $0.31 per share expiring on April 12, 2011. Further, the Company is in final negotiations for Mr. Atkinson to become the Company's Chief Financial Officer.

GOLD LOAN FACILITY

On April 10, 2006 the Company received an 11,750 ounce gold loan facility from Macquarie Bank. The Company sold the gold on the open market at $587.90 per ounce on April 10, 2006 for total proceeds of $6,907,825. The gold loan facility calls for the Company to repay Macquarie Bank in sixteen quarterly installments of 907 ounces beginning May 15, 2006 with a final installment of 488 ounces due on May 15, 2010 for a total of 15,000 ounces. The loan is collateralized by the royalty assets obtained in the IAMGOLD acquisition.


BRIDGE LOAN

The Company entered into a bridge loan agreement with Macquarie Bank for $4,000,000. The bridge loan carries a 12% annual interest rate and is due December 31, 2006. The loan carries a one-time extension option through March 31, 2007. The loan is collateralized by the royalty assets obtained in the IAMGOLD acquisition.

IAMGOLD ISSUANCE

On April 26, 2006 the Company issued 12,000,000 shares of common stock at $0.50 per share for total consideration of $6,000,000 in exchange for the acquired royalty assets. The price of the shares reflects the initial agreed upon value of the assets acquired. Additionally, the Company entered into a subordinated convertible bond debenture with IAMGOLD for a total of $2,000,000. The bond carries an interest rate of 6% per annum and is due on April 25, 2008. Principal and interest payments are due semi-annually and may be paid in cash or in shares of common stock of the Company. Additionally, IAMGOLD may, at any time within the period, convert the outstanding principal and accrued interest into shares of common stock of the Company at $0.50 per share.


PEDIMENT GOLD


On May 5, 2006 the Company tentatively agreed to relinquish its interest in Pediment Gold LLC amid its changing focus from being an exploration Company. As of the date of this filing the final terms of the agreement had not been reached.

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

OVERVIEW

Since its inception in January 2004 Battle Mountain Gold Exploration Corporation's (the "Company") focus has been on mineral exploration, with an emphasis on gold discovery in the State of Nevada. The primary gold exploration efforts are driven by the application of a hydro-geochemical testing program to evaluate ground water chemistry that can identify the presence of gold and associated minerals and elements in gravel-covered pediment locations, most of which have not been tested due to the substantial costs associated with older testing methods.

The mineral exploration and gold discovery efforts have been through our joint venture, Pediment Gold LLC (Pediment). As of March 31, 2006 the Company had no proven or probable reserves.

On November 28, 2005, the Company announced an agreement to acquire two wholly-owned subsidiaries of IAMGOLD Corporation (TSE/AMEX: IMG/IAG), which hold title to a portfolio of gold royalty assets, consisting of twelve net smelter gold royalty interests. The asset purchase was completed on April 26, 2006 (See additional discussion in Plan of Operations section). As a result of the acquisition, the Company will be focusing its efforts on managing and expanding the gold royalty portfolio, and will discontinue its focus on direct mineral exploration. The Company's management believes this important acquisition represents the Company's foundation in building a significant international portfolio of gold royalty assets.

PLAN OF OPERATION

Since late November 2005, the Company has changed its focus from direct mineral exploration with emphasis on gold exploration in the State of Nevada, through its joint venture in Pediment, to acquiring and developing gold royalty assets throughout the world. This is achieved by obtaining net smelter royalty rights from currently operating gold mines and other sites in various stages of exploration and development. A net smelter royalty ("NSR") is defined as the right to receive a percentage of the gross revenue from a resource extraction operation. NSR's can either be based on a fixed or variable percentage of the gross revenue the mining operator receives from the sale of mineral product from the property.

On April 26, 2006 the Company closed the previously announced purchase of the IAMGOLD gold royalty assets (IAMGOLD Assets) for total consideration of $21,850,000. The assets purchased consist of twelve net smelter royalty interests including royalties from four currently operating mines: Williams Mine in Ontario, Canada; Joe Mann Mine in Quebec, Canada; Don Mario Mine in Bolivia; and El Limon Mine in Nicaragua. The remainder of the royalty assets are in various stages of development and may or may not end up producing royalty revenue for the Company. The royalties purchased are described in the table below:



Property            Ownership                     Royalty          Status          Description
Williams Mine       Teck Cominco Limited (50%),   0.72% NSR        Operating       The  Williams  Mine  is one  of the largest gold
                    Barrick Gold Corporation                                       producers  in  Canada.   It is  an open-pit  and
                    (50%)                                                          underground  operation, and  in  2005,  produced
                                                                                   375,000 ounces  of gold.   The mine has reserves
                                                                                   of 1.6 million oz and its mine life is estimated
                                                                                   at 5 years.

El Limon Mine       Glencairn Gold Corporation    3.0% NSR         Operating       El Limon is a fully  mechanized underground mine
                    (95%), Inversiones Mineras                                     and produced 39,000 ounces of gold in 2005.  The
                    S.A. (5%)                                                      mine has reserves of 223,000 and the mine life is
                                                                                   estimated at 5 years.

Don Mario Mine      Orvana Minerals Corporation   3.0% NSR         Operating       The  Don Mario  is an  open-pit  and underground
                                                                                   mine in  eastern  Bolivia  that  produced 69,000
                                                                                   ounces of gold in 2005.  With current reserves of
                                                                                   368,000oz,  the  mine  life  is  estimated  at 5
                                                                                   years;  however,  the results of recent drilling
                                                                                   show significant additional production potential.

Joe Mann Mine       Campbell Resources            1.0% NSR on                      The Joe Mann Mine produced 29,000 ounces of gold
                    Incorporated                  Gold Production  Operating       in 2005.  The mine's reserves total 26,000oz and
                                                                                   operations are likely to continue through 2006.

Dolores Reserve     Minefinders Corporation       1.25% NSR on     Operations to   In  February  2006,  Minefinders  received  an
                                                  Gold Production  begin mid-      optimized bankable feasibility study and approved
                                                                   2007            the  mine  construction  on the Dolores Project.
                                                                                   The  18,000 tpd  mine plan estimates recovery of
                                                                                   1.44 million  ounces of gold over a 12 year mine
                                                                                   life.

Relief Canyon       Newgold Incorporated          4.0% NSR         In Permitting   Newgold  is  moving  towards  placing  the  most
Mine                                                                               promising  mining targets into production during
                                                                                   2006  and then  using  the  profits  from  these
                                                                                   operations  to  fund  expanded  exploration  and
                                                                                   development  of  the  entire  property.   Past
                                                                                   drilling  has  indicated 1,650,000 tones of gold
                                                                                   ore  averaging  0.06 oz/t  and Newgold's current
                                                                                   resource model estimates 521,000 contained ounces
                                                                                   at 0.015 oz/t cutt-off.

La India            Glencairn Gold Corporation    3.0% NSR         Resource        Located  approx. 40km east of the El Limon Mine,
Resource            (95%), Inversiones Mineras                     Development     the La India  district consists of three mineral
                    S.A. (5%)                                                      concessions totaling  9,330 hectares.  Indicated
                                                                                   mineral resources are 205,000 ounces and inferred
                                                                                   mineral resources are 336,000 ounces.

Seguenega           Orezone Resources             3.0% NSR         Resource        The  Sega  Project  is  an  advanced exploration
Property            Incorporated                                   Development     project  in northern Burkino Faso with indicated
                                                                                   resources  of 4,844,000  tonnes  grading 1.99g/t
                                                                                   (310,600 ounces) and  inferred  resources  of
                                                                                   1,413,000  tonnes  grading  1.61 g/t
                                                                                   (73,000 ounces).

Marmato             Mineros Nacionales S.A.       5.0% NSR         Exploration     A collection of properties located in the Marmato
Properties                                                                         district, a significant and well establish mining
                                                                                   district in Columbia.

Night Hawk Lake     Selkirk Metals Corporation    2.5% NSR         Exploration     Exploration  property  in  northern  Ontario; no
Property            (40%), East West Resource                                      exploration  activity  since  2002.
                    Corporation (40%), Canadian
                    Golden Dragon Resources
                    Limited (20%)

Lluvia del Oro      Grupo Bacis, S.A. DE C.V.     3.0% NSR        Care and         Former  open-pit  mine;  currently  on  care and
Mine                                                              Maintenance      maintenance.

Vueltas de Rio      Rio Narcea Gold Mines         2.0% NSR        Reclamation      Mining  ceased  March  2004;  reclamation  is in
Mine                Limited                                                        progress.


On December 9, 2005, the Company announced the signing of a letter of intent to acquire a 100% ownership interest in its joint venture, Pediment. In accordance with the terms of the agreement, the Company funded an additional $150,000 for completion of the 2005 field reconnaissance program and work related to the Fletcher Junction and Hot Pots Project Areas (See 8-K filed as of December 1,
2005). For the three months ended March 31, 2006 the Company contributed $98,825 to Pediment to fund its continuing operations.

In April 2006, in line with the Company's current focus on developing its royalty asset portfolio, we have decided to separate from our interest in Pediment. As of the date of this filing no formal agreement has been reached with Nevada Gold Exploration Solutions related to the terms of the separation.

The Company will be focusing its efforts going forward on managing the recently acquired royalty portfolio, and looking for additional royalty acquisitions on a selective basis.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At March 31, 2006, our cash position decreased by approximately $182,000 from December 31, 2005. The cash outflows were primarily due to the continued funding and prior commitments of our exploration activities through Pediment and our efforts, including increased travel and legal and consulting fees, to acquire the IAMGOLD Assets.

The Company has historically been unable to meet its needs through operations, however; we have been successful at raising capital through equity offerings to fund our previous exploration operations and our current focus on royalty acquisition and development. In this regard, we have completed the following transactions subsequent to March 31, 2006:

The Company issued approximately 11.4 million shares of common stock at $0.31 per share for cash proceeds of approximately $3,500,000. Each share has an attached warrant exercisable for one additional common share at $0.31 per share expiring on April 12, 2011.

On April 10, 2006 the Company received an 11,750 ounce gold loan facility from Macquarie Bank Limited. The Company sold the gold on the open market at $587.90 per ounce on April 10, 2006 for total proceeds of $6,907,825. The gold loan facility calls for the Company to repay Macquarie Bank in sixteen quarterly installments of 907 ounces beginning May 15, 2006 with a final installment of 488 ounces due on May 15, 2010 for a total of 15,000 ounces. The loan is collateralized by the royalty assets obtained in the IAMGOLD acquisition.

The Company entered into a bridge loan facility with Macquarie Bank Limited for $4,000,000. The bridge loan carries a 12% annual interest rate and is due December 31, 2006. The loan carries a one-time extension option through March 31, 2007. The loan is collateralized by the royalty assets obtained in the IAMGOLD acquisition.

On April 26, 2006 the Company issued 12,000,000 shares of common stock to IAMGOLD Corporation at $0.50 per share for total consideration of $6,000,000 in exchange for the acquired royalty assets. The price of the shares reflects the initial agreed upon value of the assets acquired. Additionally, the Company entered into a subordinated convertible bond debenture with IAMGOLD for a total of $2,000,000. The bond carries an interest rate of 6% per annum and is due on April 25, 2008. Principal and interest payments are due semi-annually and may be paid in cash or in shares of common stock of the Company. Additionally, IAMGOLD may, at any time within the period, convert the outstanding principal and accrued interest into shares of common stock of the Company at $0.50 per share.

In April 2006 the Company's CEO, Mark Kucher, agreed to relieve $232,500 in operating payables in exchange for 750,000 shares of common stock.

The Company used a majority of the above funding efforts to complete its acquisition of the IAMGOLD royalty assets. As a result of the acquisition we believe our cash flow, from operations, will be sufficient to cover our planned operations, including the servicing of the above debt obligations

RESULTS OF OPERATIONS

The Company has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations, however, as a result the recent acquisition of IAMGOLD's gold royalty assets, the Company will begin to recognize revenue going forward.

Accounts payable and related party payable increased approximately $30,000 and $67,000 respectively as of March 31, 2006 as compared to December 31, 2005. These increases are primarily due to legal and other fees related to the acquisition of the IAMGOLD royalty assets and the accrual of our CEO's salary of approximately $20,800 per month.

The Company's net loss increased by approximately $9,000 for the 3 months ended March 31, 2006 as compared to the 3 months ended March 31, 2005. The increase in the net loss was primarily due to increased professional fees of a non-recurring nature related to the acquisition of the IAMGOLD royalty assets.

RISK FACTORS

OUR AUDITORS PREVIOUSLY ISSUED GOING CONCERN OPINIONS ON OUR FINANCIAL
----------------------------------------------------------------------
STATEMENTS
----------

In its reports dated March 11, 2006 and April 18, 2005, Chisholm, Bierwolf & Nilson, LLC, expressed an opinion that there is substantial doubt about our ability to continue as a going concern based on our history of operating losses since inception, our lack of operating revenues and our dependence on third-party financing. Our financial statements do not include any adjustments that might result from the outcome of that uncertainty. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In spite of our recent financing activities, and availability of certain cash resources, our continuation as a going concern will continue to be dependent upon future events, including third party debt and equity financing and revenues generated from our acquired royalty assets. If we are unable to continue as a going concern, investors will lose their entire investment.


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

WE ARE INVOLVED IN AN INDUSTRY THAT IS INHERENTLY SPECULATIVE AND RISKY.
------------------------------------------------------------------------

Historically, we have been involved in mineral exploration which is subject to risks related to a substantial or extended decline in prices of mineral commodities, property acquisition complexities, and restrictive and/or changing political, social and/or environmental laws and regulations. In the future, we will derive a majority of our revenues from royalty interests we hold in the mining industry. Because of the inherently speculative and risky nature of the industry in which we are engaged, our Company could be negatively impacted by many factors in the mining industry, and specifically the mining companies, mining properties and ventures upon which we rely to derive our royalty payments. Such factors may include: political risk in the countries in which our assets are located, labor disputes at the mine sites, a decline in the price of gold, significant environmental or regulatory restrictions, insufficient reserves, and natural disasters such as floods or earthquakes, among other factors, and as a result investors could lose their entire investment.

MARK KUCHER, WADE A HODGES AND KENNETH TULLAR CAN VOTE AN
---------------------------------------------------------
AGGREGATE OF 30% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE
----------------------------------------------------------------------------
DECISIONS.
----------

Mark Kucher, Wade A Hodges, and Kenneth Tullar beneficially own or control an aggregate of approximately 30% of the issued and outstanding shares of our common stock. Accordingly, they could exercise significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Messrs. Kucher, Hodges and Tullar may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Moreover, Mssrs. Hodges and Tullar have recently resigned from the Company's management and are pursuing their own mining ventures, all unrelated to the Company.

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

Subsequent to March 31, 2006 we issued approximately 11.4 million shares of common stock at $0.31 per share for cash proceeds of approximately $3,500,000. Each share has an attached warrant exercisable for one additional common share at $0.31 per share expiring on April 12, 2011. Macquarie Bank Limited received 1,935,000 share of common stock at $0.31 for total consideration of $599,850 related to fees associated with the aforementioned bridge loan facility. Additionally, the CEO received a total of 2,512,096 shares of common stock at $0.31 for total consideration of $778,750. The total is comprised of $232,500 in forgiveness of previously accrued operating payables and $546,250 in accordance with the CEO's employment agreement. The shares issued to the CEO have attached warrants exercisable for one additional share of common stock at $0.31 per share expiring on April 12, 2011.

David Atkinson, a consultant in the acquisition, received 500,000 shares of common stock at $0.31 for total consideration of $155,000. Each share has an attached warrant exercisable for one additional common share at $0.31 per share expiring on April 12, 2011. Further, the Company is in final negotiations for Mr. Atkinson to become the Company's Chief Financial Officer.

On April 26, 2006 the Company issued 12,000,000 shares of common stock at $0.50 per share for total consideration of $6,000,000 to IAMGOLD Corporation, in exchange for the acquired royalty assets. The price of the shares reflects the initial agreed upon value of the assets acquired.IAMGOLD Corporation now owns 17% of the issued and outstanding shares of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 5.  OTHER INFORMATION

    None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

     Exhibit No.          Description
     31.1*                Certificate of the Chief Executive Officer pursuant
                          Section 302 of the Sarbanes-Oxley Act of 2002

     31.2*                Certificate of the Chief Financial Officer pursuant
                          Section 302 of the Sarbanes-Oxley Act of 2002

     32.1*                Certificate of the Chief Executive Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002

     32.2*                Certificate of the Chief Financial Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002


* Filed Herein.

     b)     Reports on Form 8-K

     During the quarter for which this report is filed, the Company a filed report on Form 8-K on March 7, 2006.

     Subsequent to the close of the quarter for which this report is filed, the Company has filed additional reports on Form 8-K on April 12, 2006 and April 27, 2006.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BATTLE  MOUNTAIN  GOLD  EXPLORATION  CORP.

DATE: May 17, 2006                   By: /s/ Mark Kucher
                                      -------------------
                                      Mark Kucher,
                                      Chief Executive Officer