Form 10KSB/A
period 2005-12-31
Battle Mountain Gold Exploration Corp.
filed 2006-07-21
CIK 1162177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                                Amendment No. 2

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

     The purchase price for the transaction is $21,850,000, consisting of $15,850,000 in cash and 12,000,000 shares of Battle Mountain Gold. Funding of the cash portion is expected to be from a combination of a gold loan, subordinated debt and equity. The gold loan is being sought from a commercial bank. The Company believes this acquisition and its subsequent cash flow will complement its own exploration program and leverage its intellectual capital using the royalty model. There is no assurance that these proposed transactions will occur.

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

     The purchase price for the transaction is $21,850,000, consisting of $15,850,000 in cash and 12,000,000 shares of Battle Mountain Gold. Funding of the cash portion is expected to be from a combination of a gold loan, subordinated debt and equity. The gold loan is being sought from a commercial bank. The Company believes this proposed acquisition and its anticipated subsequent cash flow will complement its own proposed operations. There is no assurance that these proposed transactions will occur.

The proposed transaction consists of the following royalty interests:

ITEM  2.  DESCRIPTION OF PROPERTIES

CORPORATE HEADQUARTERS

     The Company leases, on a monthly basis, approximately 165 square feet office space and pays $960 per month, consisting of monthly base rent of $850 and a monthly charge for telephones and DSL Internet service of $110.

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

EQUITY COMPENSATION PLAN

                      EQUITY COMPENSATION PLAN INFORMATION
                      ------------------------------------

                                                                         Number of securities remaining
                                                                         available for future issuance
                            Number  of  securities   Weighted-average    under equity compensation plans
                            to be issued upon        exercise price of   (excluding securities to be
                            exercise  of             outstanding          issued upon exercise of
                            outstanding options,     options, warrants    outstanding options, warrants
Plan Category               warrants and rights      and rights           and rights)
- -------------               -------------------     ------------------   ------------------------
2004-2005 Non-Qualified
Stock Option Plan             3,200,000(1)              $0.40(2)                 300,000

(1) Includes options granted as of December 31, 2004, to management and employees, including James E. McKay and Mark D. Kucher.
(2) In April 2005, the Company re-priced the securities to provide for an exercise price of $0.40 per share.

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

     In December 2004, the Company granted options to James E. McKay and Mark D. Kucher pursuant to their employment agreements to purchase 500,000 shares of the Company's common stock with an exercise price of $0.99 per share and a vesting date of May 31, 2005. Mr. McKay serves as the Company's President pursuant to his employment agreement. Mr. Kucher serves as the Company's Chief Executive Officer and Chairman of the Company's board of directors pursuant to his employment agreement. In April 2005, the Company's board of directors amended the terms of their options to vest in their entirety on April 15, 2005, at an amended exercise price of $0.40 per share. The Company also issued additional options to other Directors in the aggregate of 1,500,000 shares at an exercise price of $.40 per share, that fully vested on April 15, 2005. Additionally, on December 8, 2005, Jim McKay, who was a director, was granted an additional option to acquire 200,000 shares at an exercise price of $.40 per share, with a vesting date of January 7, 2006. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing grants did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

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

     The purchase price for the transaction is $21,850,000, consisting of $15,850,000 in cash and 12,000,000 shares of Battle Mountain Gold. Funding of the cash portion is expected to be from a combination of a gold loan, subordinated debt and equity. The gold loan is being sought from a commercial bank. The Company believes this acquisition and its subsequent cash flow will complement its own exploration program and leverage its intellectual capital using the royalty model. There is no assurance that these proposed transactions will occur.

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

PLAN OF OPERATION

     The Company currently has cash available to satisfy its anticipated cash requirements for the next twelve (12) months. The Company has raised approximately $2,190,000 for its proposed gold exploration activities, which it has used for payments toward the Initial Contribution in Pediment and for expenses. During the next twelve months, the Company will need to spend approximately $45,000 to retain the Fletcher Junction Claims, and to pay $15,000 on the Tomera Lease (pursuant to its agreement with Tomera Ranches to retain its rights in the Tomera Lease. The Company is taking steps to raise equity capital or to borrow additional funds, but there is no assurance it will be able to do so. The Company has no agreements or arrangements in place to obtain the capital or loans. There can be no assurance that any new capital will be available to the Company or that such capital, if any, will be sufficient for the Company's proposed operations, or that other arrangements will be available as and when needed or on terms satisfactory to the Company. The Company does not have any commitments from its officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate financing may result in the Company having to delay, curtail, scale back or forgo its proposed operations.

     The Company does not expect to purchase any plant or significant equipment during the next twelve months. The Company will heavily rely on contract labor to conduct its operations and does not expect a significant change in the number of employees during the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

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

WE HEAVILY DEPEND ON MARK KUCHER.
----------------------------------

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

MARK KUCHER, WADE A HODGES AND KENNETH TULLAR CAN VOTE AN
--------------------------------------------------------------------------
AGGREGATE OF 36% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE
-------------------------------------------------------------------------------
DECISIONS.
-----------

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

Risks Relating to Our Common Stock
-----------------------------------

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

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SECURITIES AND
------------------------------------------------------------------------------
EXCHANGE COMMISSION WHICH LIMITS THE TRADING MARKET IN OUR COMMON STOCK, MAKES
-------------------------------------------------------------------------------
TRANSACTIONS IN OUR COMMON STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN
---------------------------------------------------------------------------
INVESTMENT IN OUR COMMON STOCK.
--------------------------------

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

THE COMPANY HAS NOT PAID ANY CASH DIVIDENDS.
---------------------------------------------

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

Going Concern
--------------

     We have been in the exploration stage since our formation and have not yet realized any revenues from our planned operations. The accompanying financial statements have been prepared assuming we will continue as a going concern. As shown in the accompanying financial statements, we have incurred a net loss of $2,113,125 for the period from Inception through December 31, 2005 and have had no sales. These conditions among others create an uncertainty as to our ability to continue as a going concern, particularly in the event that we cannot obtain additional financing to fully implement our business plan and to continue with our current operations, of which there can be no assurance. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of mineral properties, of which there can be no assurance. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

ITEM  7.  FINANCIAL STATEMENTS

                    BATTLE MOUNTAIN EXPLORATION CORPORATION

                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               FOR THE YEAR ENDED

                               DECEMBER 31, 2005


                                      WITH

                           AUDIT REPORT OF INDEPENDENT

                       REGISTERED PUBLIC ACCOUNTING FIRM

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm
Balance Sheet
Statements of Operations
Statement of Changes in Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

Board of Directors and Stockholders
Battle Mountain Gold Exploration Corporation

We have audited the accompanying balance sheet of Battle Mountain Gold Exploration Corporation (an exploration stage company) as of December 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004 and inception to date. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Battle Mountain Gold Exploration Corporation (an exploration stage company), as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and inception to date, in conformity with accounting principles generally accepted in the United States.

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

                              BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                                 (A Company in the Exploration Stage)
                                          BALANCE SHEET
                                          -------------

                                              ASSETS
                                              ------
                                                                                 DECEMBER 31, 2005
                                                                                 -----------------
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
                                                                                     ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------

CURRENT LIABILITIES
-------------------
Accounts payable                                                                     $    29,203
Related party payable                                                                    167,328
                                                                                     ------------

   Total current liabilities                                                             196,531
                                                                                     ------------

COMMITMENTS AND CONTINGENCIES                                                                  -
-----------------------------                                                        ------------

STOCKHOLDERS' EQUITY
--------------------
Preferred stock: 10,000,000 shares authorized ($0.001 par value)
 none issued                                                                                   -
                                                                                     ------------
Common stock, $.001 par value, 200,000,000 shares authorized
 42,530,000 shares issued and outstanding                                                 42,530
Additional paid-in-capital                                                             3,284,466
Deficit accumulated during the exploration stage                                      (2,113,125)
                                                                                     ------------

   Total stockholders' equity                                                          1,213,871
                                                                                     ------------

     Total liabilities and stockholders' equity                                      $ 1,410,402
                                                                                     ============

    The Accompanying Notes are an Integral Part of the Financial Statements

                      BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                          (A Company in the Exploration Stage)
                                STATEMENTS OF OPERATIONS
                                ------------------------

                                            FOR THE YEAR ENDED
                                        DECEMBER 31,  DECEMBER 31,
                                                                     ACCUMULATED JANUARY 7, 2004
                                            2005          2004           TO DECEMBER 31, 2005
                                        ------------  ------------
REVENUE                                 $         -   $         -        $               -
-------

EXPENSES
--------

Depreciation                                   (198)         (186)                     (384)
Professional and consulting              (1,245,706)     (202,643)               (1,448,349)
Travel and entertainment                    (36,464)      (27,772)                  (64,236)
Rent and office                             (32,694)      (17,653)                  (50,347)
General and administrative                  (88,866)      (32,686)                 (121,552)
                                        ------------  ------------  ------------------------

     Total operating expenses            (1,403,928)     (280,940)               (1,684,868)
                                        ------------  ------------  ------------------------

     Loss from operations                (1,403,928)     (280,940)               (1,684,868)
                                        ------------  ------------  ------------------------

OTHER INCOME (EXPENSE)
---------------------

Interest expense                                  -          (448)                     (448)
Financing costs                            (379,912)                               (379,912)
Unrealized loss                                   -       (24,200)                  (24,200)
Loss on sale of investments                 (10,082)      (13,796)                  (23,878)
Other income                                      -           181                       181
                                        ------------  ------------  ------------------------

     Total other expense                   (389,994)      (38,263)                 (428,257)
                                        ------------  ------------  ------------------------

     Loss before income taxes            (1,793,922)     (319,203)               (2,113,125)

Provision for income taxes                        -             -                         -
                                        ------------  ------------  ------------------------

     Net loss                           $(1,793,922)  $  (319,203)  $            (2,113,125)
                                        ============  ============  ========================

Loss per share - basic and diluted      $     (0.04)  $     (0.02)  $                 (0.07)
                                        ============  ============  ========================

Weighted average shares outstanding -
  basic and diluted                      41,530,000    19,391,667                30,460,833
                                        ============  ============  ========================

    The Accompanying Notes are an Integral Part of the Financial Statements


                                    BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                                        (A Company in the Exploration Stage)
                                   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   ---------------------------------------------
                           Accumulated from January 7, 2004 (inception) to December 31, 2005

                                                                  ADDITIONAL                   STOCK
                          PREFERRED STOCK       COMMON STOCK       PAID-IN     ACCUMULATED SUBSCRIPTIONS       TOTAL
                           SHARES  AMOUNT     SHARES    AMOUNT     CAPITAL      DEFICIT     RECEIVABLE        EQUITY
                           ------  -------  ----------  -------  -----------  ------------  ------------  --------------
Balance, inception             -  $     -           -  $     -  $        -   $         -   $         -     $          -

January 2004 shares
  issued for cash
  at $0.02 per share                        7,000,000    7,000     115,000                                      122,000

May 2004 shares
  issued for cash
  at $0.08 per share                        4,640,000    4,640     353,360                                      358,000

September 2004 reverse
  merger adjustment                        26,870,000   26,870     (83,562)                                     (56,692)

October 2004 shares
  issued for cash
  at $0.47                                    900,000      900     424,100                                      425,000

November 2004 shares
  issued for cash
  at $0.50 per share                          700,000      700     349,300                                      350,000

Net loss for the year
ended December 31, 2004                                                         (319,203)                      (319,203)
                           ---------------------------------------------------------------------------------------------

Balance December 31, 2004      -  $     -  40,110,000  $40,110  $1,158,198   $  (319,203)  $         -     $    879,105
                           =============================================================================================

January 2005 shares
  issued for cash
  at $0.50 per share                          920,000      920     459,080                                      460,000

Issuance of stock options
  in April, 2005                                                   839,065                                      839,065

September 2005 issued
  shares for cash
  at $0.25 per share
  with attached
  warrants exercisable at
  $0.25 per share                           1,500,000    1,500     753,412                     (90,670)         664,242

Stock subscription received                                                                     90,670           90,670

Issuance of stock options
  in December, 2005                                                 74,711                                       74,711

Net loss for the year
  ended December 31, 2005                                                     (1,793,922)                    (1,793,922)
                           ---------------------------------------------------------------------------------------------

Balance December 31, 2005      -  $     -  42,530,000  $42,530  $3,284,466   $(2,113,125)  $         -     $  1,213,871
                           =============================================================================================

    The Accompanying Notes are an Integral Part of the Financial Statements

                                    BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                                        (A Company in the Exploration Stage)
                                             STATEMENTS OF CASH FLOWS
                                             ------------------------

                                                              YEAR ENDED
                                                              DECEMBER 31
                                                                                 ACCUMULATED JANUARY 7, 2004
                                                                                  TO DECEMBER 31, 2005
                                                           2005         2004
                                                       ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                               $(1,793,922)  $ (319,203)       $  (2,113,125)
Adjustments to reconcile net loss to cash used
  in operating activities:

  Depreciation                                                 198          186                  384
  Non-cash compensation                                    913,776                           913,776
  Issuance of stock warrants                               379,912            -              379,912
  Unrealized loss on investments                                 -       24,200               24,200
  Loss on sale of investments                               10,082       13,796               23,878
  (Increase) in deposits                                         -         (295)                (295)
  (Increase) in prepaid rent                                (1,188)                           (1,188)
  Increase in related party payable                         41,632       75,696              117,328
  Increase in accounts payable                              17,448       11,756               29,204
                                                       ------------  -----------    -----------------

    Net cash used in operating activities                 (432,062)    (193,864)            (625,926)
                                                       ------------  -----------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Purchase of property and equipment                          (264)      (2,524)              (2,788)
  Purchase of short term investments                             -     (114,000)            (114,000)
  Proceeds from sale of short term investments              25,718       40,203               65,921
  Investment in mining properties                         (734,901)    (425,000)          (1,159,901)
                                                       ------------  -----------    -----------------

    Net cash used in investing activities                 (709,447)    (501,321)          (1,210,768)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Proceeds from issuance of related party notes payable          -       50,000               50,000
  Principal payments on related party notes payable       (150,000)           -             (150,000)
  Proceeds from short term notes                                 -      150,000              150,000
  Proceeds from issuance of common stock                   835,000    1,198,308            2,033,308
                                                       ------------  -----------    -----------------

    Net cash provided by financing activities              685,000    1,398,308            2,083,308
                                                       ------------  -----------    -----------------

Net increase (decrease) in cash and cash equivalents      (456,509)     703,123              246,614

Cash and cash equivalents at beginning of period           703,123            -                    -
                                                       ------------  -----------    -----------------

Cash and cash equivalents at end of period             $   246,614   $  703,123        $     246,614
                                                       ============  ===========    =================

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

The cost of property, plant, and equipment is depreciated over the remaining estimated useful lives of the assets ranging from timeHour15Minute03 to 5 years. Depreciation is computed using the straight line method for both financial reporting and income tax purposes. Expenditures for maintenance and repairs are expensed when incurred, while betterments are capitalized. Gains and losses on the sale of property and equipment are reflected in the statement of operations.

EXPLORATION  COSTS
------------------
Exploration costs are charged against earnings as incurred. Significant costs related to property acquisitions from joint venture agreements, including allocations for undeveloped mineral interests, are capitalized until the viability of the mineral interest is determined. Capitalized amounts may be written down if future cash flows, including potential sales proceeds, related to the property are projected to be less than the carrying value of the property. If no mineable ore body is discovered, capitalized acquisition costs are expensed in the period in which it is determined that the mineral property has no future economic value.

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

STOCK-BASED  COMPENSATION
-------------------------
The Company has adopted the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation. Under the fair value recognition provisions of SFAS 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.

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

All options currently outstanding are fully vested with the related expense classified as professional and consulting.

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

2.     PROPERTY  AND  EQUIPMENT
       ------------------------

The following is a summary of property, plant, and equipment - at cost, less accumulated depreciation and the estimated useful lives:

                                             2005     2004
                                             ----     ----
         Equipment                           $646     $382
         Office furniture                   2,142    2,142
                                            -----  -------
         Total, at cost                     2,788    2,524
         Less:  accumulated depreciation     (384)    (186)
                                            -----  -------
         Total                             $2,404   $2,338
                                            =====  =======

Depreciation expense for the twelve months ended December 31, 2005 and 2004 was $198 and $186, respectively.

3.     INVESTMENT  IN  JOINT  VENTURE
       ------------------------------

The Company has a joint venture agreement with Nevada Gold Exploration Solutions LLC ("NGXS"), a related party; that formed Pediment Gold LLC (Pediment) to engage in gold exploration in Nevada using a proprietary water chemistry database developed by NGXS. Pediment's operations have been focused in two areas known as the Fletcher Junction Project Area located in Mineral County, Nevada and the Hot Pots Project Area located in Humboldt County, Nevada. Included in the Hot Pots Project Area are approximately 2,225 acres that Pediment leases on a ten year basis that began in September 2004. Pediment also has a cancelable binding letter agreement with Placer Dome U.S. Inc. for exploration and future development for a three year period that began in October 2004 related to the Hot Pots Project Area.

The Company's joint venture investment in Pediment at December 31, 2005 and 2004 is as follows:

                                               2005           2004
                                           -----------    -----------
      BALANCE, BEGINNING OF THE PERIOD     $   425,000     $        -
      Additions                                734,901        425,000
                                           -----------    -----------
      BALANCE, END OF THE PERIOD           $ 1,159,901     $  425,000
                                           ===========    ===========

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

The following table sets forth the royalty assets the Company will receive upon completion of the share purchase agreement (as a percentage of net smelter royalties):

                                                         ROYALTY %
                                                         ---------
HELD  BY  NEWCO CANADA:
-----------------------
         Williams Mine; Ontario, Canada                    0.72%
         Joe Mann Mine; Quebec, Canada                     1.00%
         El Limon Mine, Nicaragua                          3.00%
         Night  Hawk Lake  Property; Ontario, Canada       2.50%
         Seguenega Property, Burkina Faso                  3.00%

HELD  BY  NEWCO  BARBADOS:
--------------------------
         Don Mario Mine; Bolivia                           3.00%
         Dolores Deposit; Mexico                           1.25%
         Lluvio de Oro Mine; Mexico                        2.00%
         Marmato Property; Columbia                        5.00%
         Relief Canyon Mine; Nevada                        4.00%
         Vueltas del Rio Mine; Honduras                    2.00%

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

The estimated fair value of warrants, using a lattice pricing model is based on the following assumptions.

                                   2005             2004
                                   ----            -------
Expected Dividend yield           $  -0-             n/a
Expected stock price volatility      72%             n/a
Risk free interest rate            4.00%             n/a
Expected life of warrants (years)  1.75              n/a

At December 31, 2005 the fair value of these warrants was estimated to be $379,912 and was included in additional paid in capital. The Company recognized the costs of these warrants as financing costs, which is a component of other expense.

The following table illustrates the warrant activity as of December 31, 2005 and 2004:

                                           2005                2004
                                        ---------           ---------
                                               WEIGHTED             WEIGHTED
                                                AVERAGE              AVERAGE
                                               EXERCISE             EXERCISE
                                    WARRANTS     PRICE    WARRANTS    PRICE
                                    ---------  ---------  --------  ---------
Outstanding, beginning of the year          -  $       -         -  $       -
----------------------------------  ---------  ---------  --------  ---------
Issued                              1,500,000       0.25         -          -
----------------------------------  ---------  ---------  --------  ---------
Exercised                                   -          -         -          -
----------------------------------  ---------  ---------  --------  ---------
Expired                                     -          -         -          -
----------------------------------  ---------  ---------  --------  ---------
Outstanding, end of the period      1,500,000  $    0.25         -  $       -
----------------------------------  ---------  ---------  --------  ---------
Currently exercisable               1,500,000  $    0.25         -  $       -
----------------------------------  =========  =========  ========  =========

Stock warrants outstanding and exercisable as of December 31, 2005 are as follows:

                                              Average
 Range                            Weighted   Remaining      Number of    Weighted
  of                  Number of   Average   Contractual     Warrants      Average
 Exercise             Warrants    Exercise     Life         Vested      Exercise
  Price             Outstanding    Price      (Years)     (Exercisable)    Price
------------------  -----------  ---------  ------------  -------------  ---------
0.25                 1,500,000  $    0.25          1.75      1,500,000  $    0.25
------------------  -----------  ---------  ------------  -------------  ---------

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

The vesting date for all options granted under the Plan, as amended, was April 15, 2005.

The following table summarizes the activity of the Plan for the years ended December 31, 2005 and 2004:

                                         2005                           2004
                        --------------------------------------  ---------------------------
                                                   Weighted                    Weighted
                                                    Average                     Average
                                Shares          Exercise Price    Shares    Exercise Price
Outstanding, beginning              1,000,000   $          0.40          -  $             -
                        ----------------------  ---------------  ---------  ---------------
Options cancelled                  (1,000,000)             0.99          -                -
Options exercised                           -                 -          -                -

Options forfeited                           -              0.40          -                -
Option granted                      3,200,000              0.40  1,000,000             0.99
                        ----------------------  ---------------  ---------  ---------------
Outstanding, ending                 3,200,000   $          0.40  1,000,000  $          0.99
                        ======================  ===============  =========  ===============

The fair value of each option granted is estimated at the date of grant using a lattice option-pricing model with the following assumptions.

                                   2005    2004
                                  ------  ------
Expected Dividend yield           $ -0-   $ -0-
Expected stock price volatility      72%     60%
Risk free interest rate            4.00%   4.00%
Expected life of options (years)   4.18     .42

A summary of the outstanding and exercisable options at December 31, 2005, is as follows:

                                               Average
 Range                             Weighted   Remaining    Number of     Weighted
  of                   Number of   Average   Contractual     Options      Average
Exercise                Options    Exercise     Life         Vested      Exercise
 Price               Outstanding    Price      (Years)     (Exercisable)  Price
------------------  -----------  ---------  ------------  -------------  ---------
0.40                 3,200,000  $    0.40          4.18      3,200,000  $    0.40

The Company recognized $913,776 of stock based compensation expense for the period ended December 31, 2005. No stock based compensation expense was recognized for the period ended December 31, 2004.

11.     INCOME TAXES
        ------------

The significant components of the Company's deferred tax assets are as follows:

                                     2005         2004
                                  ------------------------
Deferred tax assets:
Net operating loss carryforwards  $  299,250   $ 108,529
Valuation allowance                ( 299,250)   (108,529)
                                  ------------------------
Net deferred tax assets           $        -   $       -
                                  ========================

For the year ended December 31, 2005, the valuation allowance was increased by $299,250 due to the uncertainties surrounding the realization of the deferred tax assets, resulting from the Company's net loss for tax purposes of $880,146 in fiscal 2005 and an accumulated tax deficit of $1,199,349 at December 31, 2005.

The provision (benefit) for income taxes differs from the provision (benefit) amount computed by applying the statutory federal tax rate (34%) to the loss before taxes due to the following:

                                         2005        2004
                                  ------------------------
Computed expected benefit           $(299,250)  $(108,529)
Nondeductible expenses                      -           -
Increase in valuation allowance       299,250     108,529
                                  ------------------------
Provision (benefit) for
income taxes                        $       -   $       -
                                  ========================

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

12.     QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED)
        ----------------------------------------------

Summarized unaudited quarterly financial information for the years ended December 31, 2005 and 2004 are noted below (in thousands, except for per share amounts):

                                        -----------------------------------------------
                                                              2005
                                        -----------------------------------------------
                                        Dec. 31,     Sep. 30,     Jun. 30,     Mar. 31,
                                         2005         2005          2005         2005
                                        -----------------------------------------------
Net revenues                            $    -      $    -        $   -        $    -

Gross profit                            $    -      $    -        $   -        $    -

Net (loss)                              $(1,006)    $ (446)       $ (170)      $ (446)

Net (loss) per share - basic
and diluted                             $ (0.00)    $(0.01)       $(0.01)      $(0.01)


                                        -----------------------------------------------
                                                              2004
                                        -----------------------------------------------
                                        Dec. 31,     Sep. 30,     Jun. 30,     Mar. 31,
                                         2004         2004          2004         2004
                                        -----------------------------------------------
Net revenues                            $    -      $    -        $   -        $    -

Gross profit                            $    -      $    -        $   -        $    -

Net (loss)                              $(155)      $  (67)       $  (36)      $  (61)

Net (loss) per share - basic
and diluted                             $(0.01)     $(0.00)       $(0.01)      $(0.01)

13.     LOSS  PER  SHARE
        ----------------
The Company's loss per share of common stock is based on the weighted average number of common shares outstanding at the financial statement date consisting of the following:

                                              2005          2004
                                          ------------  ------------
BASIC LOSS PER SHARE:
       Net loss                           $(1,793,922)  $  (319,203)
       Shares outstanding                  41,530,000    19,391,667
                                          ------------  ------------
       Loss per basic share               $     (0.04)  $     (0.02)
                                          ============  ============
FULLY DILUTED LOSS PER SHARE:
       Net loss                           $(1,793,922)  $  (319,203)
       Shares outstanding                  41,530,000    19,391,667
                                          ------------  ------------
       Loss per basic share               $     (0.04)  $     (0.02)
                                          ============  ============

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

ITEM 8A.   CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), has concluded that, as of the Evaluation Date, our disclosure controls and procedures are adequately designed and effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's applicable rules and forms, and such controls and procedures were effective as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer has concluded that the information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

RELATED PARTY TRANSACTIONS

     Wade A. Hodges is a Director of the Company, the beneficial owner of 5.2% of the Company's stock and owns a forty percent (40%) membership interest in NGXS. As contemplated by the Joint Venture, Battle Mountain and NGXS formed Pediment to explore the Nevada great basin physiographic area using a proprietary water chemistry database developed by NGXS. Mr. Hodges provides geological services to the Joint Venture on an as-needed consulting basis, and receives $8,000.00 per month as and when he performs such services, as well as reimbursement of his actual expenses, and, for each day that he works in the field, an additional per diem of $125 per day. The Company and NGXS came to the current terms regarding Mr. Hodges's payment as part of the Amended Operating Agreement entered into in February 2005. Mr. Hodges received an aggregate of $40,014.40 for services that he provided to the Joint Venture during the period covered by this report. In April the Company's Board of Directors granted Mr. Hodges an option to purchase 300,000 shares of the Company's common stock at an exercise price of $0.40 per share that vested in its entirety on April 15, 2005.

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

     In December 2004, the Company granted options to James E. McKay and Mark D. Kucher pursuant to their employment agreements to purchase 500,000 shares of the Company's common stock with an exercise price of $0.99 per share and a vesting date of May 31, 2005. Mr. McKay resigned his positions as an officer and director, effective March 1, 2006. In April 2005, the Company's board of directors amended the terms of the options to Mssrs. Kucher and McKay to vest in their entirety on April 15, 2005, at an amended exercise price of $0.40 per share. The Company also issued additional options to other Directors in the aggregate of 1,500,00 shares at an exercise price of $.40 per share, that fully vested on April 15, 2005. Additionally, on December 8, 2005, Jim McKay, who was a director, was granted an additional option to acquire 200,000 shares at an exercise price of $.40 per share, with a vesting date of January 7, 2006. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing grants did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

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

Fiscal Years 2003, 2004 and 2005
---------------------------------

     The following table sets forth information concerning options granted to our Named Executive Officers during the fiscal year ended December 31, 2005.

                      OPTION GRANTS IN LAST FISCAL YEAR(1)
                      ------------------------------------
                               (INDIVIDUAL GRANTS)
                               -------------------

                            Number of      Percent of
                            securities     total options
                            underlying     granted to      Exercise or
                            options        employees in    base price      Expiration
Name                        granted (#)    fiscal year     ($/Sh)          date(2)
- ----                       -----------     -----------     -----------     ------------
James E. McKay, CEO          1,000,000             55%     $     0.40      May 31, 2010

Mark D. Kucher, CFO,
and former CEO                 800,000             45%     $     0.40      May 31, 2010

(1) The Company did not have any stock appreciation rights ("SARs") as of December 31, 2005.
(2) The terms of the grant provided for an exercise price of $0.99 per share, a vesting date of May 31, 2005, and an expiration date of May 31, 2010; provided that if the option recipient was terminated prior to May 31, 2005, the option would automatically vest on the date of termination. In April 2005, the Company amended the terms of the grant to provide for an exercise price of $0.40 per share, a vesting date of April 15, 2005, and an expiration date of April 15, 2010. Mr. McKay and Mr. Kucher are allowed to exercise the options through the date of expiration in the event they are terminated without cause. In the event of other termination of employment, the options are cancelled 60 days after date of termination. On December 8, 2005, the Company granted Mr. McKay additional options to acquire 200,000 shares on the same terms and conditions as his current options.

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

     On December 8, 2005, the Company granted Mr. McKay additional options to acquire 200,000 shares at an exercise price of $.40 per share. The options vested 30 days from date of grant.

     On February 13, 2006, James E. McKay submitted his resignation as an officer and director, effective on March 1, 2006.

ITEM 13.  EXHIBITS AND REPORTS

     a)     Exhibits

     Exhibit No.          Description

     3(i)*                Articles of Incorporation

     3(i)(a)**            Amendment to Articles of Incorporation

     3(ii)*               Bylaws

     10.1***              Exchange Agreement, dated July 6, 2004

     31.1****             Certificate of the Chief Executive Officer pursuant
                          Section 302 of the Sarbanes-Oxley Act of 2002

     31.2****             Certificate of the Chief Financial Officer pursuant
                          Section 302 of the Sarbanes-Oxley Act of 2002

     32.1****             Certificate of the Chief Executive Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002

     32.2****             Certificate of the Chief Financial Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002

* Filed as Exhibits 3.1 and 3.2, respectively, to the Company's Form SB-2/A filed with the Commission on August 29, 2003, and incorporated herein by reference.

** Filed as Exhibit 3.1 to the Company's Form 8-K filed with the Commission on April 29, 2004 (fka Hudson Ventures, Inc.), and incorporated herein by reference.

*** Filed as Exhibit 10.1 to the Company's Form 8-K filed with the Commission on November 19, 2004, and incorporated herein by reference.

**** Filed Herein.

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

                                   BATTLE  MOUNTAIN  GOLD  EXPLORATION  CORP.

DATE: July 18, 2006               By: /s/Mark Kucher
                                      -------------------
                                      Mark Kucher
                                      Chief Executive Officer