Form 10QSB
period 2006-06-30
Battle Mountain Gold Exploration Corp.
filed 2006-08-17
CIK 1162177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30th, 2006

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

     As of July 31st, 2006, the issuer had 63,346,449 shares of common stock issued and outstanding.

                          PART I FINANCIAL INFORMATION

Item  1.  FINANCIAL  STATEMENTS  (Unaudited)

                  BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                                 BALANCE SHEET
                                  (UNAUDITED)

                                      ASSETS
                                      ------
                                                                   JUNE 30, 2006
                                                                  ---------------
CURRENT ASSETS
--------------
   Cash - unrestricted                                            $       22,318
   Cash - restricted                                                     387,009
   Accounts receivable                                                   566,690
                                                                  ---------------
      Total current assets                                               976,017

PROPERTY AND EQUIPMENT
   (NET OF ACCUMULATED DEPRECIATION OF $1,093)                             5,015

OTHER ASSETS
------------
   Royalty interests in mineral properties, (net
     of accumulated amortization of $910,000)                         19,620,000
   Deposits                                                                  295
                                                                  ---------------
      Total other assets                                              19,620,295
                                                                  ---------------
        Total assets                                              $   20,601,327
                                                                  ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------
   Accounts payable                                               $      123,747
   Accrued interest                                                      176,202
   Bridge loan payable                                                 4,000,000
   Income tax payable                                                     40,484
   Note payable - current maturity                                     1,319,307
   Related party payables                                                 14,902
                                                                  ---------------
      Total current liabilities                                        5,674,642
                                                                  ---------------

LONG-TERM LIABILITIES
---------------------
   Convertible debentures                                              2,000,000
   Note payable                                                        5,326,478
                                                                  ---------------
      Total long-term liabilities                                      7,326,478
                                                                  ---------------
        Total liabilities                                             13,001,120
                                                                  ---------------

COMMITMENTS AND CONTINGENCIES                                                  -
-----------------------------                                     ---------------

STOCKHOLDERS' EQUITY
--------------------
   Preferred stock: 10,000,000 shares authorized ($0.001 par value)
     none issued                                                               -
   Common stock, $.001 par value, 200,000,000 shares authorized
     63,346,449 shares issued and outstanding                             63,346
   Additional paid-in-capital                                         16,906,922
   Prepaid stock-based compensation                                      (14,272)
   Accumulated other comprehensive deficit                              (272,811)
   Accumulated deficit                                                (9,082,978)
                                                                  ---------------
      Total stockholders' equity                                       7,600,207
                                                                  ---------------
        Total liabilities and stockholders' equity                $   20,601,327
                                                                  ===============

    The Accompanying Notes are an Integral Part of the Financial Statements.

                           BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                                    STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

                                                  FOR THE SIX MONTHS ENDED     FOR THE THREE MONTHS ENDED
                                                    JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                                      2006          2005          2006          2005
                                                  ------------  ------------  ------------  ------------
REVENUE                                           $ 1,549,274   $         -   $ 1,549,274   $         -
-------

EXPENSES
--------

Depreciation and amortization                        (910,709)          (94)     (910,657)          (47)
Professional and consulting                        (2,291,254)     (247,969)   (2,144,067)     (135,110)
Travel and entertainment                              (20,943)      (13,581)       (8,466)       (5,431)
Rent and office                                       (16,567)       (8,448)       (9,314)       (5,803)
General and administrative                           (999,516)      (61,964)     (985,278)      (23,769)
                                                  ------------  ------------  ------------  ------------
     Total operating expenses                      (4,238,989)     (332,056)   (4,057,782)     (170,160)
                                                  ------------  ------------  ------------  ------------
       Loss from operations                        (2,689,715)     (332,056)   (2,508,508)     (170,160)

OTHER INCOME (EXPENSE)
----------------------

Interest expense                                     (222,345)            -      (222,345)            -
Financing fees                                     (3,953,488)                 (3,953,488)
Foreign exchange loss                                    (622)                       (622)
Unrealized loss                                             -             -                      10,600
Loss on sale investments                                            (10,082)            -       (10,082)
Loss on gold payment                                  (63,199)            -       (63,199)            -
                                                  ------------  ------------  ------------  ------------
     Total other expense                           (4,239,654)      (10,082)   (4,239,654)          518

       Loss before income taxes                    (6,929,369)     (342,138)   (6,748,162)     (169,642)

Provision for income taxes                            (40,484)            -       (40,484)            -
                                                  ------------  ------------  ------------  ------------
     Net loss                                     $(6,969,853)  $  (342,138)  $(6,788,646)  $  (169,642)
                                                  ============  ============  ============  ============
Loss per share - basic and diluted                $     (0.13)  $     (0.01)  $     (0.11)  $     (0.01)
                                                  ============  ============  ============  ============
Weighted average shares outstanding-
basic and diluted                                  52,068,816    41,030,000    61,607,633    41,030,000
                                                  ============  ============  ============  ============

COMPREHENSIVE LOSS
------------------

Net loss per statement of operations              $(6,969,853)  $  (342,138)  $(6,788,646)  $  (169,642)
   Foreign currency translation adjustments            (3,048)            -        (3,048)            -
   Unrelized loss on gold holdings and commitments   (269,763)            -      (269,763)            -
                                                  ------------  ------------  ------------  ------------
Comprehensive loss                                $(7,242,664)  $  (342,138)  $(7,061,457)  $  (169,642)
                                                  ============  ============  ============  ============

    The Accompanying Notes are an Integral Part of the Financial Statements.

                       BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                                 STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30
                                                                       2006          2005
                                                                   -------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                           $ (6,969,853)  $(342,138)

Adjustments to reconcile net loss to cash used in operating activities:

   Depreciation and amortization                                        910,709          94
   Non-cash compensation                                              1,937,042
   Shares issued for services                                           599,850
   Issuance of stock warrants                                         3,953,488
   Foreign exchange loss                                                    622           -
   Loss on sale of investments                                                       10,082
   Decrease in prepaid expense                                            1,188
   Increase in accounts receivable                                     (566,690)
   Increase in accounts payable                                          94,544
   Increase in accrued interest                                         176,202
   Increase in income tax payable                                        40,484
   Increase in related party payable                                    125,787       7,745
                                                                   -------------  ----------
      Net cash used in operating activities                             303,373    (324,217)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Purchase of property and equipment                                    (3,319)          -
   Purchase of royalty rights                                       (13,850,000)          -
   Proceeds from sale of short term investments                               -      25,718
   Investment in mining properties                                      (98,825)   (630,794)
                                                                   -------------  ----------
      Net cash used in investing activities                         (13,952,144)   (605,076)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Proceeds from issuance of related party notes payable              6,907,825           -
   Principal payments on related party notes payable                   (529,999)   (148,196)
   Proceeds from short term notes                                     4,000,000           -
   Proceeds from issuance of common stock                             3,439,119     460,000
                                                                   -------------  ----------
      Net cash provided by financing activities                      13,816,945     311,804
                                                                   -------------  ----------
Net increase (decrease) in cash and cash equivalents                    168,174    (617,489)

Effect of exchange rates on cash and cash equivalents                    (5,461)          -

Cash and cash equivalents at beginning of period                        246,614     703,123
                                                                   -------------  ----------
Cash and cash equivalents at end of period                         $    409,327   $  85,634
                                                                   =============  ==========

SUPPLEMENTAL INFORMATION AND NON CASH TRANSACTIONS
--------------------------------------------------

During the six months ended June 30, 2006 the Company paid cash interest of $46,143.  The Company paid no interest for the six months ended June 30, 2005.

The Company paid no income taxes during the six months ended June 30, 2006, and 2005.

During the quarter ended June 30, 2006 the Company issued 12,000,000 shares of common stock to IAMGold for the purchase of royalty rights.

During the quarter ended June 30, 2006 the Company issued $2,000,000 of unsecured convertible debentures for the purchase of royalty rights.

The Company issued the Chairman and CEO 750,000 shares of unregistered, restricted common stock for the forgiveness of previously accrued operating payables and prepaid salaries.

    The Accompanying Notes are an Integral Part of the Financial Statements.

                  BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    -----------------------------------------
                                  June 30, 2006
                                   (unaudited)


1.     ORGANIZATION AND CHANGES IN SIGNIFICANT ACCOUNTING POLICIES
       -----------------------------------------------------------

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as unchanged significant accounting policies.

Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company's most recent annual report on Form 10-KSB.

BUSINESS
--------

Prior to the completion of the Company's acquisition of certain royalty interests in mineral properties in April 2006, the Company's primary business was mineral, specifically gold, exploration in the State of Nevada. Based on the Company's previous focus on mineral exploration, since its inception in January 2004, it previously reported its financial information in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 Accounting and Reporting by Development Stage Enterprises.

Upon completion of its acquisition of certain royalty interests in mineral properties, along with the divesture of its joint venture, Pediment Gold LLC, the Company's primary focus has changed to acquiring and managing precious metal royalties. The acquisition of the royalty interests resulted in the Company no longer being considered exploration stage under SFAS No. 7.

The Company's current and potential future royalty interests, defined as non-operating net revenue rights in mining projects, expect to provide all future revenues. The Company currently does not conduct exploration or mining activities.

USE OF ESTIMATES
----------------

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of management's estimates. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end, and the reported amounts of revenues and expenses during the fiscal year. Actual results may differ from these estimates.

CASH AND CASH EQUIVALENTS
-------------------------

For the purpose of the statements of cash flows, all highly liquid investments with maturities of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2006. From time to time the Company maintains amounts on deposit with financial institutions which exceed federally insured limits. The Company has not experienced any significant losses in such accounts, nor does management believe it is exposed to any significant credit risk.

RESTRICTED CASH - The Company maintains the majority of its cash resources with Macquarie Bank Limited, its senior lender. Restricted cash is denominated in US dollars, Canadian dollars, and gold bullion. In accordance with the Company's loan agreements with Macquarie Bank Limited, restricted cash is periodically released to meet the Company's working capital obligations based on a previously agreed upon annual budget. Additional funds are available on an as needed basis.

ROYALTY INTERESTS IN MINERAL PROPERTIES:
----------------------------------------

Acquired royalty interests in mineral properties include certain properties in the production, development, and exploration stage. In accordance with Financial Accounting Standards Boards (FASB) Emerging Issues Task Force Issue (EITF) No., 04-02, Working Group Report No.1, Whether Mineral Rights are Tangible or Intangible Assets and Related Issues, we evaluate our royalty interests to determine if they are tangible assets based on several factors including:

1. If our royalty interests in mineral properties are considered real property interests;

2. If our royalty interests in mineral properties do not meet the definition of financial assets under FASB Statement No. 140; and

3. If our royalty interests in mineral properties do not meet the definition of derivative instruments under FASB Statement No. 133.

The fair value of acquired royalty interests in mineral properties are capitalized as tangible assets when they meet the definition as noted above.

Acquisition costs of production stage royalty interests are depleted using the units of production method over the life of the mineral property, which is estimated using proven and probable reserves. Development and exploration stage royalties will be amortized in the same manner once they become production stage assets. The carrying values of all royalty mineral interests are periodically evaluated for impairment. The recoverability of the carrying value of royalty interests in production and development stage mineral properties is evaluated based upon estimated future undiscounted net cash flows from each royalty interest property using estimates of proven and probable reserves. We evaluate the recoverability of the carrying value of royalty interests in exploration stage mineral properties in the event of significant decreases in the price of gold, and whenever new information regarding the mineral properties is obtained from the operator that could affect the future recoverability of our royalty interests. Impairments in the carrying value of each property are measured and recorded to the extent that the carrying value in each property exceeds its estimated fair value, which is generally calculated using estimated future discounted cash flows.

Our estimate of gold prices, operator's estimates of proven and probable reserves to our royalty properties, and operator's estimates of operating, capital and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty interests in mineral properties. Although we have made our best assessment of these factors based on current conditions, it is possible that changes could occur, which could adversely affect the net cash flows expected to be generated from these royalty interests. The Company believes that no impairment of its long-lived assets occurred during the second quarter of 2006 or existed as of June 30 2006.

BASIS OF CONSOLIDATION
----------------------

The consolidated financial statements include the accounts of Battle Mountain Gold Exploration Inc., and its recently incorporated and wholly - owned subsidiaries, Battle Mountain Gold (Barbados) Inc. and Battle Mountain Gold (Canada) Inc. The Company's wholly owned subsidiaries hold all the currently existing gold royalty assets. Intercompany transactions and account balances have been eliminated in consolidation.

LONG-LIVED ASSETS
-----------------

The Company reviews the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

REVENUE RECOGNITION
-------------------

The Company's revenue is generated from its royalty interests in mineral properties. Royalty revenue is recognized in accordance with the terms of the underlying royalty agreements subject to (i) the pervasive evidence of the existence of the arrangements; (ii) the risks and rewards having been transferred; (iii) the royalty being fixed or determinable; and (iv) the collectibility of the royalty being reasonably assured. For royalty payments received in gold, royalty revenue is recorded at the average spot price of gold for the period in which the royalty was earned.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
-------------------------------------------------------

The carrying value of the Company's receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value.

The Company evaluates the collectibility of accounts receivable on a historical basis. The Company records a reserve for bad debts against amounts due to reduce the net recognized receivable to an amount the Company believes will be reasonably collected. The reserve is a discretionary amount determined from the analysis of the aging of the accounts receivables and historical experience. Based on our analysis of payment experience, no reserve has been recorded for the period.

FOREIGN CURRENCY TRANSLATION
----------------------------

The functional currency of the Company and its subsidiaries is the applicable local currency in accordance with SFAS No. 52, Foreign Currency Translation. Monetary assets and liabilities of the Company and its subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using current rates of exchange at the balance sheet date. Non-monetary assets and liabilities are translated at historical exchange rates. Revenues and expenses are translated at the weighted average exchange rates in effect for the period in which the items occur. Translation gains or losses are recorded as a separate component of stockholders' equity and transaction gains and losses are included in other income and expenses, net.

COMPREHENSIVE INCOME
--------------------

The Company reports comprehensive income and loss and its components in accordance with SFAS No. 130, Reporting Comprehensive Income. The Company's comprehensive income is comprised of net income, foreign currency translation adjustments, and gold price fluctuations.

CONCENTRATION  OF  CREDIT  RISK
-------------------------------

The Company's current revenue is solely generated from the production stage royalty interests in the El Limon Mine, Williams Mine, Joe Mann Mine, and Don Mario Mine.

RECLASSIFICATIONS
-----------------

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not have an impact on previously reported financial position, cash flows, or results of operations.

2.     DIVESTITURE OF JOINT VENTURE
       ----------------------------

In accordance with the Company's current focus of acquiring and managing its portfolio of royalty interests in mining properties, the Company exchanged its previously obtained interest in Pediment Gold LLC with its joint venture partner, Nevada Gold Exploration Solutions LLC (NGXS) for the rescission of 7,800,000 previously granted and restricted shares of Company common stock and a 1.25% net smelter royalty on any future production, if any, of the Hot Pots and Fletcher Junction Exploration Projects. As of the date of the transaction neither the Hot Pots nor the Fletcher Junction Project had any proven or probable reserves.

3.    RELATED PARTY TRANSACTIONS
      --------------------------

On April 26, 2006 the CEO received a total of 750,000 shares of Company common stock at $0.39 per share, the fair market value of the Company's common stock on the date of issuance, for total consideration of $292,500. The transaction resulted in the cancellation of $278,214 of accrued salary and operating payables and $14,272 in prepaid stock based compensation. The prepaid compensation amount arose as a result of the difference in the share price at the time the agreement was made and the time the transaction closed. This difference created excess value based on the number of shares and warrants issued. As of August 15th, 2006, the entire amount was earned by the CEO. The Company anticipates that transactions of this type will not occur in the future.

On April 26, 2006 the CEO received 1,762,096 shares of common stock at $0.39 per share for total consideration of $687,217 in accordance with the employment agreement.

The aggregate of 2,512,096 shares of Company common stock issued to the CEO during the quarter include additional exercisable warrants of 2,512,096, each for one additional share of common stock at $0.31 per share expiring on April 12, 2011. The Company recognized $879,726 of non-cash compensation expense related to issuance of the warrants.

The Company's CFO, previously engaged as a consultant, received 500,000 shares of common stock at $0.39 per share for total consideration of $195,000 as compensation for advisory work related to the acquisition of the royalty assets. The shares include additional exercisable warrants of 500,000, each for one additional share of common stock at $0.31 per share expiring on April 12, 2011. The Company recognized $175,098 of non-cash compensation expense related to issuance of the warrants.

The Company has an employment agreement with its CFO effective May 1, 2006. The initial term of the agreement is three years with a base compensation of $125,000 per year. In addition, the CFO was granted 750,000 restricted shares of the Company's common stock, which vest equally over the term of the agreement, beginning in May 2007.

4.     ROYALTY INTERESTS IN MINERAL PROPERTIES
       ---------------------------------------

The Following Table Summarizes the net book value of each of our royalty interests in mineral properties as of June 30th, 2006.

ROYALTY INTEREST IN MINERAL PROPERTIES
as of June 30th, 2006
($ in 000's)
                                                                                 ACCUMULATED
                                                                                  DEPLETION &
                                                                GROSS            AMORTIZATION     NET
                                                       -----------------------  --------------  -------
PRODUCTION STAGE ROYALTY INTERESTS
          Williams mine                                $                 3,709           (365)  $ 3,344
          Don Mario mine                                                 3,460           (346)    3,114
          El Limon mine                                                  2,132           (154)    1,979
          Joe Mann mine                                                    413            (45)      368
                                                       -----------------------  --------------  -------
                                                       $                 9,714           (910)  $ 8,804

DEVELOPMENT STAGE ROYALTIES
          Dolores resource                             $                 3,597              -   $ 3,597
          Relief Canyon  mine                                            2,843              -     2,843
          Lluvia Del Oro property                                          788              -       788
                                                       -----------------------  --------------  -------
                                                       $                 7,229                  $ 7,229

EXPLORARATION STAGE
          Seguenega                                                      3,587                  $ 3,587
          Night Hawk Lake Property                                           -
          Marmato                                                            -
          Hot Pot                                                            -
          Fletcher  Junction                                                 -

        Total royalty interests in mineral properties  $                20,530  $        (910)  $19,620
                                                       =======================  ==============  =======

The Company incurred amortization expense of $910,000 during the quarter ended June 30, 2006.

Discussed below is the status of each of our royalty interests in mineral properties.

Williams  Mine  -  We  own a 0.72% NSR on the Williams Mine which is located 350
--------------
kilometres east of Thunder Bay, Ontario, Canada. The NSR covers the underground operations and a portion of the open pit operations. The mine is jointly owned and operated by Teck Cominco Ltd. (50%) and Barrick Gold Corporation Ltd.(50%). The mine is currently operating.

Don  Mario  Mine - We own a 3.0% NSR on the Don Mario Mine. The mine is owned by
----------------
Orvana Minerals Corp., and is currently operating. The Don Mario Mine is located within the San Juan Canton, of the province of Chiquitos, in eastern Bolivia.

El Limon/La India - We own a 3.0% NSR on the El Limon mine and La India
-----------------
resource. The mine is owned by Glencairn Gold Corporation. The El Limon Mine is currently operating. The La India resource is currently being explored. The El Limon Mine is located in Northwester Nicaragua, approximately 140 kilometers form the capital Managua.

Joe  Mann  Mine  -  We  own  a 1% NSR on the Joe Mann mine. The mine is owned by
---------------

Campbell Resources Inc. The mine is currently operating and is located approximately 550 km north of Montr al, Quebec.

Dolores  Reserve  -  We  own  a  1.25%  NSR  on gold production from the Dolores
----------------
Resource. The resource is owned by Minefinders Corporation Ltd. Construction of the mine is in process, with a start-up date expected in the third quarter of 2007. Dolores is located in Mexico, in the state of Chihuahua.

Relief  Canyon  Mine - We own a 4.0% NSR on the Relief Canyon Mine - The mine is
--------------------
owned by Newgold Inc. The mine is scheduled to re start by mid 2007 according to the mine operator, Newgold Inc. The mine is located approximately 110 miles northeast of Reno, Nevada.

Lluvia  Del  Oro - We own a 3.0% NSR on the Lluvio del Oro Mine. The property is
----------------
owned by a private Mexican company. We carry our interest on the mine as a development stage asset, since the mine was previously in production, is currently on care and maintenance, and we anticipate a restart of the mine within the next 12-18 months.

Seguenega  Property  -  We  own a 3.0% NSR on the Sega property. The property is
-------------------
owned by Orezone Resources Inc. Orezone has spent in excess of $5.0 million in exploration over the past 3 years. Orezone has the option to purchase (buy back) up to two thirds of our royalty interest (i.e. from 3% to 1%) for $2.0 million, prior to starting production. The property is located in Burkina Faso.

Night  Hawk  Lake Property, Marmato, Hot Pot and Fletcher Junction are all early
------------------------------------------------------------------
stage exploration properties. We will update as needed based on further exploration work by the property owners.

5.     NOTES PAYABLE
       -------------

     GOLD LOAN FACILITY

On April 10, 2006 the Company received an 11,750 ounce gold loan facility from Macquarie Bank Limited. The Company sold the gold on the open market at $587.90 per ounce on April 10, 2006 for total proceeds of $6,907,825. The gold loan facility calls for the Company to repay Macquarie Bank in sixteen quarterly installments of 907 ounces beginning May 15, 2006 with a final installment of 488 ounces due on May 15, 2010 for total consideration of 15,000 ounces. The loan is collateralized by the acquired royalty interests in mining properties.

     BRIDGE LOAN

On April 26th, 2006, the Company entered into a bridge loan agreement with Macquarie Bank Limited for $4,000,000. The bridge loan carries a 12% annual interest rate, interest is accrued until maturity, and the loan is due December 31, 2006. The loan carries a one-time extension option through March 31, 2007. The loan is collateralized by the acquired royalty interests in mining properties.

     SUBORDINATED EXCHANGEABLE DEBENTURE

The  Company  entered  into  a  subordinated exchangeable debenture with IAMGOLD
(seller of acquired royalty interests in mining properties) for a total of $2,000,000. The debenture carries an interest rate of 6% per annum and is due on April 25, 2008. Principal and interest payments are due semi-annually and may be paid in cash or in shares of common stock of the Company. Additionally, IAMGOLD may, at any time within the period, convert the outstanding principal and accrued interest into shares of common stock of the Company at $0.50 per share.

The following table illustrates the Company's future obligations as of June 30, 2006:

    YEAR       PRINCIPAL     INTEREST     TOTAL
-------------  ---------    ----------   --------

   2007         5,319,307  1,172,145   6,491,452
   2008         3,546,660    708,388   4,255,048
   2009         1,759,095    373,805   2,132,900
   2010         1,752,764    133,806   1,886,570
              -----------   ---------  ----------
   Total       12,377,826  2,388,144  14,765,970
              ===========   =========  ==========

Note: The above table includes principal and interest on the gold loan facility based on a gold price of $587.90 per ounce.

As of June 30, 2006 the Company recognized an unrealized loss on the carrying amount of its gold loan facility of $267,959.

6.    CAPITAL STOCK
      -------------

On April 26, 2006 the Company issued 11,669,353 shares of common stock at $0.31 per share to accredited investors in a private placement offering. Total proceeds received in the private placement were $3,439,119 net of fees of $178,380. Each share has an attached warrant exercisable into one share of common stock at $0.31 per share expiring on April 12, 2011.

On April 26, 2006 the Company issued 2,512,096 shares of common stock at $0.39 per share to the CEO for total consideration of $979,717 related to previously accrued salary, operating payables, and bonuses related to the acquisition of the royalty interests in mineral properties. Each share has an attached warrant exercisable into one share of common stock at $0.31 per share expiring on April 12, 2011.

On April 26, 2006 the Company issued 500,000 shares of common stock at $0.39 per share to its CFO (previously in a consulting role) for total consideration of $195,000 in accordance with the terms of a consulting agreement. Each share has an attached warrant exercisable into one share of common stock at $0.31 per share expiring on April 12, 2011.

On April 26, 2006 the Company issued 1,935,000 shares of common stock at $0.31 per share to Macquarie Bank Limited for total consideration of $599,850 related to the payment of loan origination fees incurred during the quarter ended June 30, 2006.

On April 26, 2006 the Company issued 12,000,000 shares of common stock at $0.39 for total consideration of $4,680,000 related to the purchase of royalty interests in mineral properties from IAMGOLD.

On June 30, 2006 the Company received and cancelled 7,800,000 shares of previously issued restricted common stock related to the divesture of its interest in Pediment Gold LLC.

7.     WARRANTS
       --------

During the quarter ended June 30, 2006 the Company issued 14,681,449 in conjunction with the issuance of common stock. The Company estimates the fair value of the warrants using a lattice pricing model assuming a life equal to the maximum contractual life. The warrants expire on April 26th, 2011.

The estimated fair value of warrants, using a lattice pricing model is based on the following assumptions.

                                                              2006   2005
                                                             ------  ----
Expected Dividend yield                                       $ -0-   n/a
Expected stock price volatility                                  90%  n/a
Risk free interest rate                                        4.90%  n/a
Expected life of warrants (years)                              5.00   n/a

For the quarter ended June 30, 2006 the fair value of these warrants was estimated to be $5,008,312, net of commission expense of $133,075, of which $1,054,824 is considered compensation expense and $3,953,488 of financing costs, a component of other expense.

The  following  table  illustrates  the  warrant  activity  as of June 30, 2006:

                                           AS OF 6/30/2006               2005
                                           ------------------------------------------
                                                       WEIGHTED              WEIGHTED
                                                        AVERAGE              AVERAGE
                                                       EXERCISE              EXERCISE
                                            WARRANTS    PRICE     WARRANTS    PRICE
                                           ------------------------------------------
Outstanding, beginning of
the year                                    1,500,000  $  0.25           -   $     -
Issued                                     14,681,449  $  0.31   1,500,000    $0.25
Exercised                                           -        -           -         -
Expired                                             -        -           -         -
                                           ------------------------------------------
Outstanding, end of the period              16,181,449  $0.3045   1,500,000  $  0.25
                                           ==========================================
Currently exercisable                       16,181,449  $0.3045   1,500,000  $  0.25
                                           ==========================================

Stock warrants outstanding and exercisable as of June 30th, 2006 are as follows:

                                     Average
                        Weighted    Remaining     Number of       Weighted
Range of    Number of    Average   Contractual     Warrants      Average
Exercise    Warrants    Exercise       Life         Vested      Exercise
Price      Outstanding    Price      (Years)     (Exercisable)    Price
---------  -----------  ---------  ------------  -------------  ---------
0.25        1,500,000       0.25          1.75      1,500,000       0.25
0.31       14,681,449  $    0.31          5.00     14,681,449  $    0.31

8.     INCOME TAXES
       ------------

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

The Company has incurred a taxable net loss of $2,278,672 as of June 30, 2006 that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. This net operating loss carry-forward will begin to expire in the year 2024. As of June 30, 2006 the entire future tax benefit has been offset by a valuation allowance.

9.     PRO  FORMA  FINANCIAL  INFORMATION
       ----------------------------------

On April 26, 2006 the Company acquired certain royalty interests in mineral properties. The following is pro-forma condensed operating data which portrays the results of operations as if the transaction had occurred at the beginning of each period presented:

                             SIX MONTHS ENDED JUNE 30
                               2006          2005
                           ------------  ------------
Net revenue                $ 1,549,274   $ 1,132,000
-------------------------  ------------  ------------
Depreciation and
amortization                  (910,709)     (664,999)
-------------------------  ------------  ------------
Operating income /
(loss)                      (2,689,715)      134,589
-------------------------  ------------  ------------
Other expenses              (4,239,654)      (10,082)
-------------------------  ------------  ------------
Pro-forma net income /
(loss)                      (6,969,853)      124,507
-------------------------  ------------  ------------
Pro-forma net income /
(loss) per share - basic   $     (0.13)  $      0.01
-------------------------  ------------  ------------
Pro-forma net income /
(loss)  per share -
diluted                    $     (0.13)  $       nil
-------------------------  ------------  ------------
Weighted average shares
outstanding - basic         52,068,816    41,030,000
-------------------------  ------------  ------------
Weighted average shares
outstanding - diluted       52,068,816    44,030,000
-------------------------  ------------  ------------

10.     LOSS  PER  SHARE
        ----------------
The Company's loss per share of common stock is based on the weighted average number of common shares outstanding at the financial statement date consisting of the following:

                                   JUNE 30,
                                    2006
                                ------------
BASIC LOSS PER SHARE:
------------------------------
       Net loss (numerator)     $(6,969,853)
------------------------------  ------------
       Shares outstanding
      (denominator)              52,068,816
------------------------------  ------------
       Loss per basic share     $     (0.13)
------------------------------  ============
FULLY DILUTED LOSS PER SHARE:
------------------------------
       Net loss (numerator)     $(6,969,853)
------------------------------  ------------
       Shares outstanding
      (denominator)              52,068,816
------------------------------  ------------
       Loss per basic share     $     (0.13)
------------------------------  ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected production estimates from the operators of our royalty properties, the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as capital expenditures and costs associated with business development, the potential need for additional funding for acquisitions, our future capital commitments and our expectation that substantially all our revenues will be derived from royalty interests. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:


-     changes in gold and other metals prices;
-     the performance of  our producing royalties;
-     decisions and activities of the operators of our royalty properties;
- unanticipated grade, geological, metallurgical, processing or other problems at these properties;
- changes in project parameters as plans of the operators are amended or refined;
- changes in estimates of reserves and mineralization by the operators of our royalty properties;
-     future financial needs;
-     Economic and market conditions;
-     the availability and size of acquisitions; and

other factors described elsewhere in our Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission (the "SEC"). Most of these factors are beyond our ability to predict or control. We disclaim any obligation to update any forward-looking statement(s) made herein. Readers are cautioned not to put undue reliance on forward-looking statements in making any analysis or decision(s), whether financial, investment, or otherwise.

GENERAL

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2005 Annual Report on Form 10-K.

We refer to "NSR" or Net Smelter Royalty throughout this MD&A. A Net Smelter Royalty ("NSR") is a royalty payment made by a producer of metals, to the royalty holder, based on a fixed percentage of gross mineral production from the property, less a deduction of certain smelter and refining costs, if any.

OVERVIEW

Battle Mountain Gold Exploration Corp. ("Battle Mountain", the "Company", "we", "us", or "our"), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue from the project after deducting specified costs, if any.

We seek to acquire existing royalties or to assist in the financing of projects that are in production or near production in exchange for royalty interests. We expect that substantially all of our revenues are and will be derived from royalty interests. We do not conduct mining operations at this time.

During the quarter ended June 30, 2006, we focused on the integration and management of the royalty assets which we acquired on April 26, 2006, as well as the divesture of our interest in the Pediment LLC exploration business.

The acquisition of IAMGOLD Corporations' gold royalty assets was completed on April 26, 2006. The acquisition consisted of eleven Net Smelter Royalty ("NSR") interests in four producing stage mines (Williams mine, Don Mario mine, El Limon mine and Joe Mann mine), three development stage resources, (Dolores resource , Relief Canyon mine and Lluvia del Oro property) and three exploration stage properties (Seguenaga, Marmato, and Night Hawk Lake) and one mine in reclamation (Vueltas del Rio). The purchase price was $21,850,000, which was funded from the following sources:

SOURCES
-------
Gold Loan                                          $ 6,907,825
Bridge Loan                                        $ 4,000,000
Seller note (subordinated exchangeable debenture)  $ 2,000,000
Common shares issued to seller                     $ 6,000,000
Common shares issued for cash                      $ 3,499,142
                                                   -----------
TOTAL SOURCES OF FUNDS                             $22,406,967

USES
----
Purchase of Royalty Assets                         $21,850,000
Fees and expenses                                  $   292,254
Working Capital                                    $   264,713
                                                   -----------
TOTAL USES OF FUNDS                                $22,406,967

We also announced the agreement to divest our interest in our Pediment LLC exploration partnership to our joint venture partner on June 21, 2006. The transaction closed on July 14, 2006. Consideration for the sale consisted of (a) the cancellation of 7,800,000 previously issued shares of the Company's Common Stock and (2) the granting to the Company by Pediment of a 1.25% Net Smelter Royalty on the Hot Pot and a 1.25% Net Smelter Royalty on the Fletcher Junction exploration projects in Nevada.

This  transaction  ends  our  involvement  in  the mineral exploration business.

OUR ROYALTY INTERESTS IN MINERAL PROPERTIES ARE SET FORTH BELOW.
----------------------------------------------------------------

NOTE: THE INFORMATION AND FIGURES CONCERNING THE PROPERTIES, AS SET FORTH BELOW, HAVE BEEN PROVIDED BY THE OWNERS/OPERATORS OF THE RESPECTIVE MINING PROPERTIES AND WE HAVE NOT INDEPENDENTLY VERIFIED SUCH INFORMATION OR FIGURES. THE OPERATIONS ON AND PRODUCTION FROM THE RESPECTIVE PROPERTIES ARE SUBJECT TO ALL THE SUBSTANTIAL RISKS AND UNCERTAINTIES INHERENT IN AND ATTENDANT TO MINING ACTIVITIES AND THE MINING INDUSTRY.

Williams  Mine-  We own a 0.72% Net Smelter Royalty ("NSR") on the Williams Mine
--------------
(located 350 kilometres east of Thunder bay, Ontario, Canada) which covers the underground operations and a portion of the open pit operations. The mine is jointly owned and operated by Teck Cominco Ltd. (50%) and Barrick Gold Corporation Ltd. (50%) and is currently operating. Royalty revenues are received in Canadian dollars from the Williams mine. The mine has been operating since the fall of 1985, and is considered part of the Hemlo operations, which also include the David Bell mine. The mill, located at the Williams Mine, processes ore for both the Williams and David Bell mines. The Williams mine is primarily an underground operation, with some open pit mining. The property comprising the Williams mine includes 11 patented mining claims and 6 leased claims. The mine covers a surface area of approximately 270 hectares, and the mine is currently one of the largest gold mines in Canada. Over the past 5 years, the average annual gold production from the Hemlo operations was 528,000 ounces, with 460,000 of gold produced in 2005. The mill started production in 1985 at a rate of 3,000 tonnes per day, and currently operates at a rate of 10,000 tonnes per day. The current mine plan calls for mining operations to continue until 2011.

Don  Mario  Mine - We own a 3.0% NSR on the Don Mario mine. The mine is owned by
----------------
Orvana Minerals Corp., and is currently operating. Royalty payments are received in US dollars from the Don Mario mine. The Don Mario Mine is located within the San Juan Canton, of the province of Chiquitos, in eastern Bolivia. Access to the property is by air from the city of Santa Cruz de la Sierra, or by road (460 road km). On January 11, 2002, Compania Minera del Sur (Comsur), one of the largest privately held mining Companies in Bolivia, completed the purchase of a majority interest in Orvana, and has since been managing and supervising the exploration, development and mining activities carried on at the Don Mario property. The Don Mario property consists of two zones, the Lower Mineralized Zone (LMZ) and the Upper Mineralized Zone (UMZ). The LMZ is currently being mined, while the UMZ is the subject of a pre-feasibility study currently being completed. The Don Mario Mine has been in operation since 2003. The mine produced 48,228 ounces of gold in 2004, and 68,769 ounces of gold in 2005. The mine life estimate, based on the resources in the LMZ, is approximately five years, at an assumed production rate of 75,000 ounces per year. The mine life estimates may change pending the results of the pre-feasibility study on the UMZ, which could become an additional resource on the property.

El  Limon Mine/La India Resource - We own a 3.0% NSR on the El Limon mine and La
-------------------------------
India resource. The mine is owned by Glencairn Gold Corporation and is currently operating. The La India resource is currently being explored. Royalty payments are received in gold bullion from the El Limon mine. The mine is located in Northwestern Nicaragua, approximately 140 kilometers form the capital Managua. The property consists of 14 mining concessions, all of which are covered by the royalty. Since 2002, the mine has produced an average of 46,593 ounces of gold per year. Based on publicly available information from the mine owner, current estimates on mine life (which do not include the La India resource or any additional resources from the property which is still being explored) is approximately 5 years.

Joe  Mann  Mine  -  We  own  a 1% NSR on the Joe Mann mine. The mine is owned by
---------------
Campbell Resources Inc and is located approximately 550 km north of Montr al, Quebec. The mine is currently operating. Royalty payments are received in gold bullion from the Joe Mann Mine. Based on publicly available information from the operator, current reserves are 26,371 ounces and measured and indicated resources are 113,130 ounces. The mine produced approximately 29,640 ounces of gold in 2005.

Dolores  Resource  -  We  own  a  1.25%  NSR on gold production from the Dolores
-----------------
Resource. The resource is owned by Minefinders Corporation Ltd. Construction of the mine is in process, with a start-up date, (according to Minefinders), expected early in the third quarter of 2007. The Dolores resource is located in Mexico, in the state of Chihuahua. Based on recent publicly available data from Minefinders, the estimated annual gold production from the Dolores mine, will be approximately 120,000 ounces per year over an estimated mine life of over 12 years.

Relief  Canyon  Mine - We own a 4.0% NSR on the Relief Canyon Mine - The mine is
--------------------
owned by Newgold Inc. The Relief Canyon mine is an open-pit, heap leaching operation located approximately 110 miles northeast of Reno, Nevada. Based on past exploration by Newgold, Inc. and others, Newgold believes the Relief Canyon

Mine presents the potential for gold bearing ore deposits which will hopefully be validated through further exploration of additional mining claims. As of January 31, 2006 the Relief Canyon properties include 78 unpatented mining claims contained in about 1,000 acres. Newgold's operating plan is to place the most promising mining targets into production during the 2007 fiscal year, and use the net proceeds from these operations to fund expanded exploration and development of its entire property holdings. Once Newgold has achieved environmental compliance, they can proceed with the permits to commence full scale exploration and mining activities. The estimated time for completing the permitting process is between 9 months to 18 months. The mine is scheduled to re-start by mid 2007 according to Newgold.

Seguenega  Property  ("Sega")  -  We  own  a  3.0% NSR on the Sega property. The
----------------------------
property is owned by Orezone Resources Inc. and is located in Burkina Faso. This is an advanced stage exploration property, with an indicated resource of over 310,000 ounces. Orezone has spent in excess of $5.0 million in exploration over the past three years. Orezone has the option to purchase from us up to two thirds of our royalty interest (i.e. from 3% to 1%) for $2.0 million, prior to putting the resource into commercial production.

Lluvia  del  Oro  Property  -  We  own a 3.0% NSR on the Lluvio del Oro property
--------------------------
("Lluvia"). The property is owned by a private Mexican company. This former open-pit gold and silver mine is currently on care and maintenance. In April 2006, Columbia Metals signed a letter of intent purchase the Lluvia mine with the intent of placing the mine back into production. Preliminary historic resource estimates show 4,600,000 tonnes of 0.82g/t and 4,500,000 tonnes of 0.95g/t. The property currently includes an open-pit, two leach pads, and a recovery plant.

Night Hawk Lake Property, Marmato, Hot Pot and Fletcher Junction are all early stage exploration properties.

RECENT PRODUCTION STATISTICS FOR THE OPERATING MINES IN WHICH WE HOLD ROYALTY
-----------------------------------------------------------------------------
INTERESTS.
----------

NOTE: THE INFORMATION AND FIGURES CONCERNING THE PROPERTIES, AS SET FORTH BELOW, HAVE BEEN PROVIDED BY THE OWNERS/OPERATORS OF THE RESPECTIVE MINING PROPERTIES AND WE HAVE NOT INDEPENDENTLY VERIFIED SUCH INFORMATION OR FIGURES. THE OPERATIONS ON AND PRODUCTION FROM THE RESPECTIVE PROPERTIES ARE SUBJECT TO ALL THE SUBSTANTIAL RISKS AND UNCERTAINTIES INHERENT IN AND ATTENDANT TO MINING ACTIVITIES AND THE MINING INDUSTRY.

Williams Mine
-------------

Gold production from the Hemlo operations (which include both the Williams Mine and David Bell Mine), was reduced versus the same period last year as a result of poor ground control conditions, excess ground water in the Williams pit due to heavy rains, and equipment availability. Gold production for the three months ended June 30, 2006 was 102,700 ounces vs 116,300 ounces for the same period a year ago. For the six months ended June 30, 2006, gold production was 209,600 ounces versus 241,000 ounces for the same period a year ago. Cash operating costs increased, in part due to increased mining costs, the effect of lower production and a weaker US dollar. (note, production data is for the combined Williams/David Bell operations as the operators do not currently provide separate production data for each mine.)

Don Mario Mine
--------------

The Don Mario Mine produced 18,814 ounces of gold and sold 21,918 ounces of gold during the first quarter of 2006 vs. 17,345 ounces produced and 15,712 ounces sold in the first quarter of 2005.

El Limon Mine
-------------

Gold production at the El Limon mine during the first quarter of 2006 was 7,846 ounces, which was 4,390 ounces below the corresponding period of 2005, the result of intermittent road blockades and a lower than projected mine grade. Gold production during the second quarter of 2006 was 9,949 ounces, vs. 9,669 ounces for the same period in 2005.

Joe Mann Mine
-------------

During the first quarter of 2006, the Joe Mann Mine produced 3,464 ounces of gold. This is below the previous quarter's production of 5,577 and 7,410 ounces for the same period of last year. During the quarter, difficult ground conditions were encountered which result in the mining of lower grade ore. During the second quarter of 2006, the mine produced 4,265 ounces of gold.

Update on the Dolores Resource and mine construction:
-----------------------------------------------------

The owner of the Dolores resource, Minefinders, Inc, recently reported that based on recent exploration results, that the open-pit, fully-diluted reserve base at its 100% owned Dolores gold and silver deposit in Chihuahua, Mexico has increased to 2.45 million ounces of gold and 127.9 million ounces of silver, for an overall increase of 24.9% in contained gold reserves and an increase of 23.5% in contained silver reserves. The Company is proceeding rapidly with development and construction of the planned, 18,000 tonnes per day Dolores open-pit, heap leach mine. The mine is expected to produce an average of 6,480,000 tonnes of ore per annum, over a projected mine life of 15.5 years.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2006, Compared to Quarter June 30, 2005
--------------------------------------------------------------

As part of the acquisition of the gold royalty assets, which was announced on November 28, 2005, (and was subsequently closed on April 26, 2006) it was agreed between the seller and the Company, that the Company would receive all accrued royalties from the operating mines from January 15, 2006 to close, except for the Joe Mann mine, where we received accrued royalties from November 2005. Generally, the receipt of royalty payments earned during a quarter, from the mine operators, can occur anywhere from 15 to 48 days following the quarter end or are received on a continuous basis (depending on how the particular royalty agreement is structured). The royalties which accrued to us from January 2006, until the transaction close were from the Williams mine, the Don Mario mine, the El Limon mine and the Joe Mann mine. The seller transferred to us all of the royalties the seller had received from January 15, 2006 to April 26, 2006, following the close of the transaction. The remaining royalties earned during Q1, were paid to us in Q2 directly, by the mine operator. Since the close of the transaction came after the end of the first quarter, we have included this revenue as part of the revenue for the second quarter ending June 30, 2006. The table below shows the breakdown of the royalties earned and received by us from the period of January 15, 2006 to March 31, 2006. (except for revenue from the Joe Mann mine which includes royalties from November and December 2005).

Total gross royalty income by mine for the period of January 15, 2006 to March 31, 2006 is as follows:

Williams mine                                              $267,859
El Limon mine                                              $131,442
Don Mario mine                                             $359,457
Joe Mann mine                                              $ 38,752
                                                           --------
Total royalties for the period ending March 31, 2006       $797,510

Our financial results are closely tied to the price of gold and production from the mining properties in which we hold royalty interests. For the quarter ended June 30, 2006, the price of gold averaged $628 per ounce. Revenues earned during the second quarter are comprised of revenue from the El Limon mine, which totaled $149,543, the Don Mario mine, $332,825, the Williams mine, with revenues of $250,000, and the Joe Mann mine, with revenues of $19,396. Total revenues earned during the quarter were $751,764.

For the quarter ended June 30, 2006 we recorded a net loss of $6,788,646 or $0.11 per basic share as compared to net a net loss of $169,642, or $0.01 per basic share, for the quarter ended June 30, 2005.

Total operating expenses increased to $4,057,782 for the quarter ended June 30, 2006, compared to $170,160 for the quarter ended June 30, 2005. The increase was primarily from several significant non- cash, non-recurring expenditures related to the acquisition of the gold royalty assets which occurred during the quarter, in addition to non-cash amortization expense related to the newly-acquired royalty assets.

Professional and consulting expenses, which include salaries, fees to external legal and accounting professionals as well as consultants, increased to $2,144,067 for the three months ended June 30, 2006 from $135,110 for the three months ended June 30, 2005, primarily as a result of non cash compensation expenses of $1,937,042. This expense consists of the value of the shares and warrants issued to our CEO for accrued salary and payables owed to him, as well as a transaction bonus due to him, under his employment agreement. In addition, the non cash compensation expense includes the value of the shares and warrants issued to a consultant, for advisory services provided to the Company with respect to the royalty acquisition. Legal and accounting expenses of $117,036 during the quarter, which relate primarily to the royalty acquisition and the Pediment sale transactions, also contributed to the increase. We expect that legal and accounting expenses will continue to accrue at higher than normal levels for the third quarter, as the company transitions from an exploration company with limited operations, to a royalty company with more complex operations and greater legal and accounting requirements. The remaining increase in expenses include the increased salary expense for our CEO under a new employment agreement (December 2005), as well as the new salary expenses for our recently hired CFO (as of May 1, 2006).

General and administrative expenses increased to $985,278 for the quarter ended June 30, 2006, compared to $23,769 for the quarter ended June 30, 2005. The increase was primarily due to one-time cash and non- cash bank charges relating to the financing of the royalty acquisition. Total bank charges were $832,864, of which $599,850 were non-cash charges, related to the value of the shares issued to the bank, for fees related to the bridge loan facility. Other expenses include foreign withholding taxes of $141,348 related to royalties received from the Don Mario and El Limon mines.

Depreciation and amortization expense for the quarter ended June 30, 2006 was $910,657 vs. $47 for the quarter ended June 30, 2005. The increase is due primarily to the amortization of the purchase price of the acquired royalty assets. The amortization expense is calculated using a units of production method.

Interest expense for the quarter ended June 30, 2006 was $222,345, vs. zero during the period ending June 30, 2005. Interest expense was comprised of cash expense of $46,143, and accrued interest expense of $176,202. The cash portion of the interest expense relates to the May 15, 2006 payment on our gold loan facility, and represents the interest from April 26, 2006 to May 15, 2006 on the facility. The accrued interest expense of $176,202 is comprised of accrued interest related to the Gold loan (from May 15 to June 30, 2006), as well as accrued interest on the bridge loan facility and the subordinated exchangeable debenture for the quarter.

The financing fee of $3,953,488 is a non-cash, non-recurring expense that relates entirely to the cost associated with the warrants issued to investors, as part of the equity placement, which was used for the funding of the royalty asset purchase.

The loss on gold loan payment of $63,199 is a non-cash item that arises as a result of the difference in the gold price on the date of drawdown on the gold loan (April 10, 2006) and the date of the payment of the first quarterly repayment, (May 30, 2006). The amount is based on the difference in the gold price multiplied by the number of ounces paid.

For the quarter ended June 30, 2006, we recorded a provision for income taxes of $40,484 compared with zero during the three months ended June 30, 2005. This amount relates to an estimate on taxes payable on net earnings generated by a foreign subsidiary.

Other comprehensive income/(loss) of ($272,811) reflects non cash changes from unrealized loss on gold holdings and commitments and foreign currency translation adjustments.

Six Months Ended June 30, 2006,  Compared to Six Months Ended June 30, 2005
---------------------------------------------------------------------------

For the six months ended June 30, 2006, we recorded a net loss of $6,969,853, or $0.13 per basic share, as compared to a net loss of $342,138, or $0.01 per basic share, for the six month ended June 30, 2005.

For the six months ended June 30 2006, total royalty revenues were $1,549,274 consisting of $517,859 from our royalty on the Williams mine, $692,282 from our royalty on the Don Mario mine, $280,985 from our royalty on the EL Limon mine, and $58,148 from our royalty on the Joe Mann mine. We did not have any royalty income for the period ending June 30, 2005.

Total operating expenses increased to $4,238,989 for the six months ended June 30, 2006, compared to $332,056 for the six months ended June 30, 2005. The increase was primarily due to several non-cash, non-recurring expenditures related to the acquisition of the IAMGOLD gold royalty assets which occurred during the quarter, in addition to the non-cash amortization expense related to the newly acquired royalty assets.

Professional and consulting expenses, which include salaries, fees to external legal and accounting professionals as well as consultants, increased to $2,291,254 for the six months ended June 30, 2006 from $247,969 for the six months ended June 30, 2005, primarily as a result of non-cash compensation expense of $1,937,042. This expense consists of the value of shares and warrants issued to our CEO for accrued salary and payables owed to him, as well as a transaction bonus due to him, under his employment agreement. In addition, the non-cash compensation expense includes the value of the shares and warrants issued to a consultant, for advisory services provided to the company with respect to the royalty acquisition. Legal and accounting expenses of $172,924 during the period, which relate primarily to the royalty acquisition and Pediment sale transactions, also contributed to the increase. We expect that legal and accounting expenses will continue to accrue at higher than normal levels for the third quarter, as the company transitions from an exploration company with limited operations, to a royalty company with more complex operations and greater legal and accounting requirements. The remaining increase in expenses includes the increased salary expense for our CEO under a new employment agreement, as well as salary expenses for our recently hired CFO.

General and administrative expenses increased to $999,516 for the period ended June 30, 2006, compared to $61,964 for the period ended June 30, 2005. The increase was primarily due to one time cash and non cash bank charges relating to the financing of the royalty acquisition. Total bank charges were $832,864 of which $599,850 were non cash charges, related to the value of the shares issued for fees for the bridge loan facility. Other expenses include foreign withholding taxes of $141,348 related to royalties received from the Don Mario and El Limon mines. Withholding taxes are taken at the source by the country where the operations are based.

Depreciation and amortization expense for the six months ended June 30, 2006 was $910,709 vs. $94 for the six months ended June 30, 2005. The increase is due primarily to the amortization of the purchase price of the acquired royalty assets. The amortization expense is calculated using a units of production method.

Interest expense for the period ended June 30, 2006 was $222,345, vs zero during the period ending June 30, 2005. Interest expense was comprised of cash expense of $46,143, and accrued interest expense of $176,202. The cash portion of the interest expense relates to the May 15, 2006 payment of our gold loan facility, and represents the interest accrued from April 26, 2006 to May 15, 2006 on the facility. The accrued interest expense of $176,202 is comprised of accrued interest related to the gold loan, as well as accrued interest on the bridge loan facility and the subordinated exchangeable debenture for the quarter.

The financing fee of $3,953,488 is a non-cash, non-recurring expense that relates entirely to the cost associated with the warrants issued to investors, as part of the equity placement, which was used for the funding of the royalty asset purchase.

The loss on gold loan payment of $63,199 is a non cash item that arises as a result of the difference in the gold price on the date of drawdown on the Gold loan (April 10, 2006) and the date of the payment of the first quarterly repayment, May 30, 2006. The amount is based on the difference in the gold price multiplied by the number of ounces paid.

For the period ended June 30, 2006, we recorded a provision for income taxes of $40,484 compared with zero during the period ended June 30, 2005. This amount relates to an estimate on taxes payable on net earnings generated by a foreign subsidiary.

Other comprehensive income/(loss) of ($272,811) reflects non cash changes from unrealized loss on gold holdings and commitments and foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had current assets of $976,017 compared to current liabilities of $5,674,642. $4,000,000 of current liabilities is from the bridge loan facility, which comes due on December 31, 2006. The Company has an option to extend the facility to March 31, 2007. Cash on hand of $409,327 consisted of approximately $387,000 held in restricted accounts with our senior lender, with the remaining cash held directly by the Company. Cash held with our senior lender is in US dollars, Canadian dollars and gold bullion. Cash held by the Company is held in both US and Canadian dollars. Under the terms of our Gold Loan Agreement, cash is released from the accounts to cover previously agreed upon corporate expenses, which is part of our annual budget. Accounts receivable consist entirely of royalties earned but not yet received as of the quarter end. Cash generated from operations was $303,373 for the six months ended June 30, 2006.

During the quarter ended June 30, 2006, liquidity needs were met from royalty revenues, excess proceeds from the financing of the royalty asset acquisition, and our available cash resources.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for operating expenses, and capital expenditures for the foreseeable future. Additional capital will be required to repay our obligations under the bridge loan facility. We will be seeking additional financing in the near future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flow are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, world political and economic events, and the strength of the U.S. dollar relative to other currencies. We are also subject to risks arising from the performance of the owners/operators of the mines and properties in which we have royalty interests.

RISK FACTORS

OUR AUDITORS PREVIOUSLY ISSUED GOING CONCERN OPINIONS ON OUR FINANCIAL
-----------------------------------------------------------------------
STATEMENTS.
----------

In its reports dated March 11, 2006 and April 18, 2005, Chisholm, Bierwolf & Nilson, LLC, expressed an opinion that there is substantial doubt about our ability to continue as a going concern based on our history of operating losses since inception, our lack of operating revenues and our dependence on third-party financing. Our financial statements do not include any adjustments that might result from the outcome of that uncertainty. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In spite of our recent financing activities, and availability of certain cash resources, our continuation as a going concern will continue to be dependent upon future events, including third party debt and equity financing and revenues generated from our acquired royalty assets. If we are unable to continue as a going concern, investors may lose their entire investment.


WE HEAVILY DEPEND ON MARK KUCHER.
---------------------------------

The success of the Company depends upon the personal efforts and abilities of Mark Kucher. Mark Kucher serves as the sole director and the Company's Chief Executive Officer, pursuant to an employment agreement. Mr. Kucher and the Company may voluntarily terminate the employment agreement at any time. The loss of Mr. Kucher could have a material adverse effect on our business, results of operations or financial condition. In addition, the absence of Mr. Kucher will force us to seek a replacement who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement.

WE ARE INVOLVED IN AN INDUSTRY THAT IS INHERENTLY SPECULATIVE AND RISKY.
------------------------------------------------------------------------

Historically, we have been involved in mineral exploration which is subject to risks related to a substantial or extended decline in prices of mineral commodities, property acquisition complexities, and restrictive and/or changing political, social and/or environmental laws and regulations. However, since we have discontinued all mineral exploration activities, in the future, we expect to derive a majority of our revenues from royalty interests we hold in the mining industry. Because of the inherently speculative and risky nature of the mining industry, our Company could be negatively impacted by many factors in the mining industry, and specifically the mining companies, mining properties and ventures upon which we rely to derive our royalty payments. Such factors may include: political risk in the countries in which the properties are located from which we derive royalty payments, labor disputes at the mine sites at such properties, a decline in the price of gold, significant environmental or regulatory restrictions, insufficient reserves, and natural disasters such as floods or earthquakes, among other factors, and as a result investors could lose their entire investment.

Risks Relating to Our Common Stock
----------------------------------

THE MARKET PRICE OF OUR COMMON STOCK HISTORICALLY HAS BEEN VOLATILE.
--------------------------------------------------------------------

The market price of our common stock historically has fluctuated significantly based on, but not limited to, such factors as: general stock market trends, announcements of developments related to our business, actual or anticipated variations in our operating results, our inability to generate revenues, and conditions and trends in the mining industry, including the mineral exploration, development and production segments of such industry.

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

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SECURITIES AND
-----------------------------------------------------------------------------
EXCHANGE COMMISSION WHICH LIMITS THE TRADING MARKET IN OUR COMMON STOCK, MAKES
------------------------------------------------------------------------------
TRANSACTIONS IN OUR COMMON STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN
--------------------------------------------------------------------------
INVESTMENT IN OUR COMMON STOCK.
-------------------------------

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

ITEM 3.   CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, our disclosure controls and procedures are adequately designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

     (b) There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to, and its property is not the subject of, any pending legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following issuances of stock, warrants, debentures and other equity securities were made without any public solicitation to a limited number of investors or related individuals or entities in separately negotiated transactions. Each investor represented to us that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities. Each of the individuals or entities had access to information about our business and financial condition and was deemed capable of protecting their own interests. The stock, warrants and other securities were issued pursuant to the private placement exemption provided by Section 4(2) or
Section 4(6) of the Securities Act. These are deemed to be "restricted securities" as defined in Rule 144 under the Securities Act and the debenture, warrant or stock certificates bear a legend limiting the resale thereof.

During the current quarter ended June 30, 2006 we issued the following securities pursuant to exemptions from registration under the Securities Act:

On April 26, 2006 the Company issued 11,669,353 shares of common stock at $0.31 per share to accredited investors in a private placement offering. Total proceeds received in the private placement were $3,439,119 net of fees of $178,380. Each share has an attached warrant exercisable into one share of common stock at $0.31 per share expiring on April 12, 2011.

On April 26, 2006 the Company issued 2,512,096 shares of common stock at $0.39 per share to the CEO for total consideration of $979,717 related to previously accrued salary, operating payables, and bonuses related to the acquisition of the royalty interests in mineral properties. Each share has an attached warrant exercisable into one share of common stock at $0.31 per share expiring on April 12, 2011.

On April 26, 2006 the Company issued 500,000 shares of common stock at $0.39 per share to its CFO (previously in a consulting role) for total consideration of $195,000 in accordance with the terms of a consulting agreement. Each share has an attached warrant exercisable into one share of common stock at $0.31 per share expiring on April 12, 2011.

On April 26, 2006 the Company issued 1,935,000 shares of common stock at $0.31 per share to Macquarie Bank Limited for total consideration of $599,850 related to the payment of loan origination fees incurred during the quarter ended June 30, 2006.

On April 26, 2006 the Company issued 12,000,000 shares of common stock at $0.39 for total consideration of $4,680,000 related to the purchase of royalty interests in mineral properties from IAMGOLD.

The net proceeds to the Company from the April 26, 2006 transactions were $3,439,119. The Company did not use any underwriter in connection with these transactions, and there were no underwriting discounts or commissions. Legal fees and expenses related to the transactions totaled $178,380. The net proceeds were used for purchase of royalty assets and working capital, in furtherance of our business and operations.

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

     Exhibit No.          Description
     31.1*                Certificate of the Chief Executive Officer pursuant
                          Section 302 of the Sarbanes-Oxley Act of 2002

     31.2*                Certificate of the Chief Financial Officer pursuant
                          Section 302 of the Sarbanes-Oxley Act of 2002

     32.1*                Certificate of the Chief Executive Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002

     32.2*                Certificate of the Chief Financial Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002

* Filed Herein.

     b)     Reports on Form 8-K

     During the quarter for which this report is filed, the Company a filed report on Form 8-K on April 12 and April 27, 2006.

      Subsequent to the close of the quarter for which this report is filed, the Company filed an additional report on Form 8-K on July 21, 2006.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned officers, thereunto duly authorized.

    DATED: August 14, 2006           BATTLE  MOUNTAIN  GOLD  EXPLORATION  CORP.



                                By: /s/ Mark Kucher
                                    ---------------------
                                    Mark Kucher,
                                    Chief Executive Officer


                                By: /s/ David Atkinson
                                ----------------------
                                David Atkinson
                                Chief Financial Officer