Form 10KSB/A
period 2005-12-31
Battle Mountain Gold Exploration Corp.
filed 2006-10-04
CIK 1162177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                                Amendment No. 3

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

     The Hot Pots Project
     --------------------

     Battle Mountain's Joint Venture company, Pediment Gold LLC Identified the "Hot Pots" project area as a direct result of the successful application of the company's proprietary ground water geochemical exploration methodology and the hydrogeochemical exploration concept that large gold deposits affect the chemistry of the surrounding ground water. The "Hot Pots" gold project is a five square mile gravel-covered pediment area located in within the Battle Mountain - Eureka Gold Trend. Ground water samples collected to date from accessible sources report highly-anomalous distributions of gold and trace element chemistry.

     The gravel-covered pediment "Hot Pots" project area is located between areas of past intense exploration interest, but the gravel-covered pediment area remains unexplored to date. Altered and mineralized carbonate host rocks are exposed along nearby range fronts and have been encountered by previous drilling, both north and south of gravel-covered pediment. The project area land position consists of a contiguous block of 48 unpatented lode claims (920 acres or 1.4 square miles)and 2,200 acres (3.4 square miles) of private mineral rights. The unpatented lode claims are held through Placer Dome Exploration by the exploration and development mining joint venture agreement as reported to shareholders in Battle Mountain's news release of 6 December 2004. And private mineral rights on 2,200 acres of private ranchlands have been leased from the Julian Tomera Ranches,
Inc.

     In April, 2005 the first phase of exploration drilling on the "Hot Pots" gold project was completed and has extended the identified gold water anomaly over 10,000 feet to the southwest. Nine vertical, reverse circulation drill holes were completed for a total of almost 4,000 feet of drilling, with hole depth ranging between 300 and 620 feet. Analyses of the water samples from the first five holes are anomalous in gold and other trace-elements, reporting up to 267 parts per trillion gold. These values significantly extend the area of initial anomalous water chemistry southwestward, by almost two miles. Bedrock is oxidized and displays weak to strong hydrothermal alteration. This initial drill program was specifically designed to intersect bedrock and to collect additional water samples over the several-square-mile project area. The objectives of the drilling was to 1) test the depth to bedrock; 2) determine the bedrock's lithologic and alteration characteristics; and 3) enlarge the extent of anomalous subsurface water chemistry. All drill holes intersected bedrock at significantly shallower depths than initially anticipated. Bedrock ranges in depth from only 110 feet to no more than 390 feet, averaging 265 feet over a four-square-mile area. The abrupt changes in bedrock relief suggest the presence of major faults. Bedrock lithology consists of thick shale and siltstone sequences with quartzite and greenstone, likely of the Ordovician Valmy Formation. The program's objectives have been accomplished with positive results, and additional follow-up drilling will be scheduled.

     The Fletcher Junction Project
     -----------------------------

     In February 2005, Battle Mountain's Joint Venture company, Pediment Gold LLC ("Pediment Gold"), established the "Fletcher Junction" gold project, an 11 square mile basalt-covered target located within the Walker Lane Gold Trend, a regional geological alignment of major gold deposits. The Fletcher Junction project is the second property to be identified as a direct result of the successful application of the company's proprietary ground water geochemical exploration methodology. Groundwater samples collected to date from near-surface spring sources report highly anomalous distributions of gold and trace element chemistry. The waters have been sampled twice under a program of rigorous quality control and confirm the presence of gold (thousands of parts per trillion) similar to concentration levels found in the groundwater associated with known gold mines elsewhere in Nevada. The project area is surrounded by areas of past intense exploration interest and scattered drilling by several companies, but the Fletcher Junction Target Area has not been explored to date because the area is covered by 50' to 100' of post-mineral basalt cover, which effectively precluded the application of conventional exploration techniques short of very expensive blind drilling.

     The Target Area was completely open for staking. The project area land position now consists of a contiguous block of 342 unpatented lode claims (7,067 acres or 11.0 square miles) owned by Battle Mountain Gold Exploration's Joint Venture Company, Pediment Gold LLC.

     Additional water sampling in April 2005 has confirmed the presence of highly anomalous gold in spring water (up to 4,802 parts per trillion gold) discharging from beneath a thin cover of a very young basalt volcanic flow. Unique structural patterns known to control hydrothermal alteration and mineralization associated with known gold mines in the region can be projected into the Project Area beneath the thin cover of basalt and strongly suggest a shallow, potentially high-grade, gold-in-bedrock source. In September, 2005 additional geologic work identified quartz-carbonate vein material believed to be derived from source areas beneath the adjacent basalt cover. Samples of this vein material have reported values up to 2.9 ounces per ton.

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

EQUITY COMPENSATION PLAN

                      EQUITY COMPENSATION PLAN INFORMATION
                      ------------------------------------

                                                                         Number of securities remaining
                                                                         available for future issuance
                            Number  of  securities   Weighted-average    under equity compensation plans
                            to be issued upon        exercise price of   (excluding securities to be
                            exercise  of             outstanding          issued upon exercise of
                            outstanding options,     options, warrants    outstanding options, warrants
Plan Category               warrants and rights      and rights           and rights)
--------------              -------------------     ------------------   ------------------------
2004-2005 Non-Qualified
Stock Option Plan             3,200,000(1)              $0.40(2)                 300,000

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

     In the summer of 2004, Battle Mountain's Joint Venture company, Pediment Gold LLC Identified the "Hot Pots" project area as a direct result of the successful application of the company's proprietary ground water geochemical exploration methodology and the hydrogeochemical exploration concept that large gold deposits affect the chemistry of the surrounding ground water. The "Hot Pots" gold project is a five square mile gravel-covered pediment area located in within the Battle Mountain - Eureka Gold Trend.

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

     In February 2005, Battle Mountain's Joint Venture company, Pediment Gold LLC ("Pediment Gold"), Identified the "Fletcher Junction" project area as a direct result of the successful application of the company's proprietary ground water geochemical exploration methodology and the hydrogeochemical exploration concept that large gold deposits affect the chemistry of the surrounding ground water. The "Fletcher Junction" gold project area is an eleven square-mile area located within the Walker Lane Gold Trend. The project land area is controlled by Battle Mountain's Joint Venture company, Pediment Gold LLC ("Pediment Gold"). The waters have been sampled twice under a program of rigorous quality control and confirm the presence of gold (thousands of parts per trillion). Additional geologic work has identified quartz-carbonate vein material believed to be derived from source areas beneath the adjacent basalt cover. Samples of this vein material have reported values up to 2.9 ounces per ton of gold. Pediment's Project Plan of Operations for drilling was approved by the U.S. Forest Service in January, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

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

MARK KUCHER, WADE A HODGES AND KENNETH TULLAR CAN VOTE AN
---------------------------------------------------------
AGGREGATE OF 36% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE
----------------------------------------------------------------------------
DECISIONS.
----------

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

                  BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION

                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               FOR THE YEAR ENDED

                                DECEMBER 31, 2005


                                      WITH

                           AUDIT REPORT OF INDEPENDENT

                       REGISTERED PUBLIC ACCOUNTING FIRM

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                  F-2

Balance Sheet                                                            F-3

Statements of Operations                                                 F-4

Statement of Changes in Stockholders' Equity                             F-5

Statements of Cash Flows                                                 F-6

Notes to Financial Statements                                            F-7

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

The accompanying financial statements have been prepared assuming that Battle Mountain Gold Exploration Corporation (an exploration stage company) will continue as a going concern. As discussed in Note 15 to the financial statements, Battle Mountain Gold Exploration Corporation has suffered losses during the periods presented which raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2, during 2006, the Company determined that it should have recognized compensation expense related to the issuance of stock options for the year ended December 31, 2005. As a result, the Company has restated it's previously issued financial statements for the year ended December 31, 2005.


Chisholm, Bierwolf & Nilson, LLC
Bountiful,  Utah
March 11, 2006 except for notes 2, 11, 12, 13 and 14 dated September 25, 2006

                       BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                           (A COMPANY IN THE EXPLORATION STAGE)
                                      BALANCE SHEET
                                      -------------

                                          ASSETS
                                          ------
                                                                            DECEMBER 31, 2005
                                                                                (RESTATED)
                                                                              ------------
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
                                                                              ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

CURRENT LIABILITIES
-------------------
Accounts payable                                                              $    29,203
Related party payable                                                             167,328
                                                                              ------------

     Total current liabilities                                                    196,531
                                                                              ------------

COMMITMENTS AND CONTINGENCIES                                                           -
-----------------------------                                                 ------------

STOCKHOLDERS' EQUITY
--------------------
Preferred stock: 10,000,000 shares authorized ($0.001 par value)
 none issued                                                                            -
                                                                              ------------
Common stock, $.001 par value, 200,000,000 shares authorized
 42,530,000 shares issued and outstanding                                          42,530
Additional paid-in-capital (restated)                                           3,284,466
Deficit accumulated during the exploration stage (restated)                    (2,113,125)
                                                                              ------------

     Total stockholders' equity                                                 1,213,871
                                                                              ------------

       Total liabilities and stockholders' equity                             $ 1,410,402
                                                                              ============

    The Accompanying Notes are an Integral Part of the Financial Statements

                       BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                           (A COMPANY IN THE EXPLORATION STAGE)
                                  STATEMENTS OF OPERATIONS
                                  ------------------------

                                                             FOR THE YEAR ENDED
                                                         RESTATED
                                                         DECEMBER 31,   DECEMBER 31,  INCEPTION
                                                            2005           2004        TO DATE
                                                       --------------  ------------  ------------
REVENUE                                                $           -   $         -   $         -
-------

EXPENSES
--------

Depreciation                                                    (198)         (186)         (384)
Professional and consulting (restated)                    (1,245,706)     (202,643)   (1,448,349)
Travel and entertainment                                     (36,464)      (27,772)      (64,236)
Rent and office                                              (32,694)      (17,653)      (50,347)
General and administrative                                   (88,866)      (32,686)     (121,552)
                                                       --------------  ------------  ------------

     Total operating expenses                             (1,403,928)     (280,940)   (1,684,868)

Loss from operations                                      (1,403,928)     (280,940)   (1,684,868)
                                                       --------------  ------------  ------------

OTHER INCOME (EXPENSE)
----------------------

Interest expense                                                   -          (448)         (448)
Financing costs                                             (379,912)                   (379,912)
Unrealized loss                                                    -       (24,200)      (24,200)
Loss on sale of investments                                  (10,082)      (13,796)      (23,878)
Other income                                                       -           181           181
                                                       --------------  ------------  ------------

     Total other expense                                    (389,994)      (38,263)     (428,257)
                                                       --------------  ------------  ------------

        Loss before income taxes                          (1,793,922)     (319,203)   (2,113,125)

Provision for income taxes                                         -             -             -
                                                       --------------  ------------  ------------

     Net loss                                          $  (1,793,922)  $  (319,203)  $(2,113,125)
                                                       ==============  ============  ============

Loss per share - basic and diluted                     $       (0.04)  $     (0.02)  $     (0.07)
                                                       ==============  ============  ============

Weighted average shares outstanding -
basic and diluted                                         41,530,000    19,391,667    30,460,833
                                                       ==============  ============  ============

                                                                 PRO FORMA INCOME DATA

Net loss as reported (restated)                           (1,793,922)     (319,203)   (2,113,125)
Effect of error not corrected (net of tax)                   913,776             -       913,776
                                                       --------------  ------------  ------------

Pro forma net loss previously reported                 $    (880,146)     (319,203)   (1,199,349)
                                                       ==============  ============  ============

Pro forma loss per share: basic and diluted            $       (0.02)  $     (0.02)  $     (0.04)
                                                       ==============  ============  ============

Weighted average shares outstanding -
basic and diluted                                         41,530,000    19,391,667    30,460,833
                                                       ==============  ============  ============

    The Accompanying Notes are an Integral Part of the Financial Statements

                       BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                           (A COMPANY IN THE EXPLORATION STAGE)
                                  STATEMENTS OF CASH FLOWS
                                  ------------------------

                                                               YEAR ENDED
                                                                DECEMBER 31         INCEPTION
                                                           2005                      TO DATE
                                                         (RESTATED)      2004      ------------
                                                        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                $(1,793,922)  $ (319,203)  $(2,113,125)
Adjustments to reconcile net loss to cash used
  in operating activities:

  Depreciation                                                  198          186           384
  Non-cash compensation (restated)                          913,776                    913,776
  Issuance of stock warrants                                379,912            -       379,912
  Unrealized loss on investments                                  -       24,200        24,200
  Loss on sale of investments                                10,082       13,796        23,878
  (Increase) in deposits                                          -         (295)         (295)
  (Increase) in prepaid rent                                 (1,188)                    (1,188)
  Increase in related party payable                          41,632       75,696       117,328
  Increase in accounts payable                               17,448       11,756        29,204
                                                        ------------  -----------  ------------

     Net cash used in operating activities                 (432,062)    (193,864)     (625,926)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Purchase of property and equipment                           (264)      (2,524)       (2,788)
  Purchase of short term investments                              -     (114,000)     (114,000)
  Proceeds from sale of short term investments               25,718       40,203        65,921
  Investment in mining properties                          (734,901)    (425,000)   (1,159,901)
                                                        ------------  -----------  ------------

     Net cash used in investing activities                 (709,447)    (501,321)   (1,210,768)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Proceeds from issuance of related party notes payable           -       50,000        50,000
  Principal payments on related party notes payable        (150,000)           -      (150,000)
  Proceeds from short term notes                                  -      150,000       150,000
  Proceeds from issuance of common stock                    835,000    1,198,308     2,033,308
                                                        ------------  -----------  ------------

     Net cash provided by financing activities              685,000    1,398,308     2,083,308
                                                        ------------  -----------  ------------

Net increase (decrease) in cash and cash equivalents       (456,509)     703,123       246,614

Cash and cash equivalents at beginning of period            703,123            -             -
                                                        ------------  -----------  ------------

Cash and cash equivalents at end of period              $   246,614   $  703,123   $   246,614
                                                        ============  ===========  ============

SUPPLEMENTAL INFORMATION AND NON CASH TRANSACTIONS
--------------------------------------------------
During the year ended December 31, 2005 the Company paid no interest. In 2004 the Company paid $448 in interest.

The Company paid no income taxes during the year ended December 31, 2005, and 2004.

    The Accompanying Notes are an Integral Part of the Financial Statements

                                           BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                                               (A COMPANY IN THE EXPLORATION STAGE)
                                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                          --------------------------------------------
                                             FOR THE YEAR ENDED DECEMBER 31, 2005


                                                                                ADDITIONAL                   STOCK
                                         PREFERRED STOCK      COMMON STOCK       PAID-IN     ACCUMULATED  SUBSCRIPTIONS    TOTAL
                                         SHARES  AMOUNT     SHARES    AMOUNT     CAPITAL      DEFICIT      RECEIVABLE      EQUITY
                                         ------------------------------------------------------------------------------------------
Balance, inception                            -  $     -           -  $     -  $        -   $         -   $         -    $        -

January 2004 shares issued for cash
  at $0.02 per share                                       7,000,000    7,000     115,000                                   122,000

May 2004 shares issued for cash
  at $0.08 per share                                       4,640,000    4,640     353,360                                   358,000

September 2004 reverse merger
  adjustment                                              26,870,000   26,870     (83,562)                                  (56,692)

October 2004 shares issued for cash
  at $0.47                                                   900,000      900     424,100                                   425,000

November 2004 shares issued for cash
  at $0.50 per share                                         700,000      700     349,300                                   350,000

Net loss for the year
ended December 31, 2004                                                                        (319,203)                   (319,203)
                                         ------------------------------------------------------------------------------------------

Balance December 31, 2004                     -  $     -  40,110,000  $40,110  $1,158,198   $  (319,203)  $         -    $  879,105
                                         ==========================================================================================

January 2005 shares issued for cash
  at $0.50 per share                                         920,000      920     459,080                                   460,000

September 2005 issued shares for cash
  at $0.25 per share with attached
  warrants exercisable at $0.25 per share                  1,500,000    1,500     753,412                     (90,670)      664,242

Stock subscription received                                                                                    90,670        90,670

Net loss for the year
ended December 31, 2005                                                                        (880,146)                  (880,146)
                                         ------------------------------------------------------------------------------------------

Balance December 31, 2005 (as previously
    reported)                                 -  $     -  42,530,000  $42,530  $2,370,690   $(1,199,349)  $         -    $1,213,871
                                         ==========================================================================================

Net loss as previously reported                                                                (880,146)
Issuance of stock options in April, 2005                                          839,065      (839,065)                          -
Issuance of stock options in December, 2005                                        74,711       (74,711)                          -
                                         ------------------------------------------------------------------------------------------

Net loss (restated)                                                                          (1,793,922)                          -
                                         ------------------------------------------------------------------------------------------

Balance December 31, 2005 (restated)             $     -  42,530,000  $42,530  $3,284,466   $(2,113,125)  $         -    $1,213,871
                                         ==========================================================================================

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


2.     RESTATEMENT OFFINANCIAL STATEMENTS
       ----------------------------------

     During 2006 the Company determined that it should have recognized compensation expense related to the issuance of stock options in the amount of $913,776 for the year ended December 31, 2005 related to the Company's adoption of SFAS No. 123 at its inception. The Company erroneously accounted for these option issuances in 2005 under APB Opinion No. 25 in its previously issued financial statements. As a result, the Company has restated it's previously issued financial statements for the year ended December 31, 2005. The Company previously reported a net loss of $880,146, or $(0.02) per share for the year ended December 31, 2005. The restatement resulted in the Company reporting a net loss of $1,793,922, or $(0.04) per share for the year ended December 31, 2005.


3.     PROPERTY  AND  EQUIPMENT
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

4.     INVESTMENT  IN  JOINT  VENTURE
       ------------------------------

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

     The Company's joint venture investment in Pediment at December 31, 2005 and 2004 is as follows:

                                     2005       2004
                                  ----------  --------
BALANCE, BEGINNING OF THE PERIOD  $  425,000  $      -
  Additions                          734,901   425,000
BALANCE, END OF THE PERIOD        $1,159,901  $425,000

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

5.     MARKETABLE  SECURITIES
       ----------------------

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

6.     RELATED PARTY TRANSACTIONS
       --------------------------

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

7.     OPERATING LEASE
       ---------------

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

8.     COMMITMENTS AND CONTINGENCIES
       -----------------------------

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

     The following table sets forth the royalty assets the Company will receive upon completion of the share purchase agreement (as a percentage of net smelter royalties):

                                           ROYALTY %
                                           ---------
HELD BY NEWCO CANADA:
---------------------
Williams Mine; Ontario, Canada                 0.72%
-----------------------------------------  ---------
Joe Mann Mine; Quebec, Canada                  1.00%
-----------------------------------------  ---------
El Limon Mine, Nicaragua                       3.00%
-----------------------------------------  ---------
Night Hawk Lake Property; Ontario, Canada      2.50%
-----------------------------------------  ---------
Seguenega Property, Burkina Faso               3.00%
-----------------------------------------  ---------

HELD BY NEWCO BARBADOS:
-----------------------
Don Mario Mine; Bolivia                        3.00%
-----------------------------------------  ---------
Dolores Deposit; Mexico                        1.25%
-----------------------------------------  ---------
Lluvio de Oro Mine; Mexico                     2.00%
-----------------------------------------  ---------
Marmato Property; Columbia                     5.00%
-----------------------------------------  ---------
Relief Canyon Mine; Nevada                     4.00%
-----------------------------------------  ---------
Vueltas del Rio Mine; Honduras                 2.00%
-----------------------------------------  ---------

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

9.     CAPITAL STOCK
       -------------

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

10.     WARRANTS
        --------

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

     The following table illustrates the warrant activity as of December 31, 2005 and 2004:

                                         2005              2004
                                             WEIGHTED           WEIGHTED
                                              AVERAGE           AVERAGE
                                             EXERCISE           EXERCISE
                                    WARRANTS   PRICE   WARRANTS  PRICE
                                    -----------------------------------
Outstanding, beginning of the year          -  $    -         -  $    -
                                    -----------------------------------
Issued                              1,500,000    0.25         -       -
Exercised                                   -       -         -       -
Expired                                     -       -         -       -
Outstanding, end of the period      1,500,000  $ 0.25         -  $    -
                                    -----------------------------------
Currently exercisable               1,500,000  $ 0.25         -  $    -
                                    ===================================

     Stock warrants outstanding and exercisable as of December 31, 2005 are as follows:

                        Weighted     Average       Number of    Weighted
Range of    Number of    Average    Remaining      Warrants      Average
Exercise    Warrants    Exercise   Contractual      Vested      Exercise
Price      Outstanding    Price    Life (Years)  (Exercisable)    Price
-------------------------------------------------------------------------
0.25        1,500,000  $    0.25          1.75      1,500,000  $    0.25
-------------------------------------------------------------------------

11.     STOCK OPTION PLAN
        -----------------

     The Company adopted the 2004-2005 Non-Qualified Stock Option Plan. The Plan allows the Company to grant options for a maximum of 3,500,000 shares of common stock. The Plan is effective for ten years.

     During April 2005 the Company's board of directors amended the terms of the Plan. The exercise price of all previously granted options was reduced from $0.99 to $0.40 and the vesting date was changed from May 31, 2005 to April 15, 2005. As part of the amendment, the previously issued options at $0.99 were treated as cancelled and reissued at $0.40 in April, 2005. The amendment of the Plan resulted in the Company recognizing an additional $280,000 of stock-based compensation.

     The vesting date for all options granted under the Plan, as amended, was April 15, 2005.

     The following table summarizes the activity of the Plan for the years ended December 31, 2005 and 2004:

                                  2005                          2004
                        ----------------------------  --------------------------
                                        Weighted                     Weighted
                                         Average                     Average
                          Shares     Exercise Price    Shares    Exercise Price
Outstanding, beginning   1,000,000   $          0.40          -  $             -
                        -----------  ---------------  ---------  ---------------
Options cancelled       (1,000,000)             0.99          -                -
Options exercised                -                 -          -                -
Options forfeited                -              0.40          -                -
Option granted           3,200,000              0.40  1,000,000             0.99
Outstanding, ending      3,200,000   $          0.40  1,000,000  $          0.99
                        -----------  ---------------  ---------  ---------------

The fair value of each option granted is estimated at the date of grant using a lattice option-pricing model with the following assumptions.

                                   2005    2004
                                  ------  ------
Expected Dividend yield           $ -0-   $ -0-
Expected stock price volatility      72%     60%
Risk free interest rate            4.00%   4.00%
Expected life of options (years)   4.18     .42

     A summary of the outstanding and exercisable options at December 31, 2005, is as follows:

                        Weighted     Average       Number of    Weighted
Range of    Number of    Average    Remaining       Options      Average
Exercise     Options    Exercise   Contractual      Vested      Exercise
Price      Outstanding    Price    Life (Years)  (Exercisable)    Price
---------  -----------  ---------  ------------  -------------  ---------
0.40        3,200,000  $    0.40          4.18      3,200,000  $    0.40
---------  -----------  ---------  ------------  -------------  ---------

     The Company recognized $913,776 of stock based compensation expense for the period ended December 31, 2005. No stock based compensation expense was recognized for the period ended December 31, 2004.

     As reported, the Company erroneously reported that it had 2,875,000 options outstanding as of December 31, 2005, wherein it actually had 3,200,000 outstanding. The increased expense associated with the increased option total has been recorded in our restated financial statements.

12.     INCOME TAXES
        ------------

     The significant components of the Company's deferred tax assets are as follows:

                                        2005         2004
                                     -----------------------
Deferred tax assets:
   Net operating loss carryforwards  $  299,250   $ 108,529
                                     -----------------------
Valuation allowance                   ( 299,250)   (108,529)
Net deferred tax assets              $        -   $       -
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

13.     QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED)
        ----------------------------------------------

     Summarized unaudited quarterly financial information for the years ended December 31, 2005 and 2004 are noted below (in thousands, except for per share amounts):

                                                                       2005
                                        ------------------------------------------------------------------
                                        Dec. 31, 2005    Sep. 30, 2005    Jun. 30, 2005    Mar. 31, 2005
                                        ------------------------------------------------------------------
Net revenues                            $            -   $            -   $            -   $            -

Gross profit                            $            -   $            -   $            -   $            -

Net loss as restated                    $         (167)  $         (446)  $       (1,009)  $         (172)

Net loss per share - basic and diluted  $        (0.00)  $        (0.01)  $        (0.01)  $        (0.01)
                                        ------------------------------------------------------------------
                                                                        2004
                                        ------------------------------------------------------------------
                                        Dec. 31, 2004    Sep. 30, 2004    Jun. 30, 2004    Mar. 31, 2004
                                        ------------------------------------------------------------------
Net revenues                            $            -   $            -   $            -   $            -

Gross profit                            $            -   $            -   $            -   $            -

Net loss                                $         (155)  $          (67)  $          (36)  $          (61)

Net loss per share - basic and diluted  $        (0.01)  $        (0.00)  $        (0.01)  $        (0.01)

14.     LOSS  PER  SHARE
        ----------------

     The Company's loss per share of common stock is based on the weighted average number of common shares outstanding at the financial statement date consisting of the following:

                                    2005          2004
                                ------------  ------------
BASIC LOSS PER SHARE:
       Net loss (as restated)   $(1,793,922)  $  (319,203)
       Shares outstanding        41,530,000    19,391,667
                                ------------  ------------
       Loss per basic share     $     (0.04)  $     (0.02)
                                ============  ============
FULLY DILUTED LOSS PER SHARE:
       Net loss (as restated)   $(1,793,922)  $  (319,203)
       Shares outstanding        41,530,000    19,391,667
                                ------------  ------------
       Loss per basic share     $     (0.04)  $     (0.02)
                                ============  ============

15.     GOING  CONCERN
        --------------

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

16.     SUBSEQUENT  EVENTS
        ------------------

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

ITEM 8B.  OTHER INFORMATION

RELATED PARTY TRANSACTIONS

     Wade A. Hodges is a Director of the Company, the beneficial owner of 5.2% of the Company's stock and owns a forty percent (40%) membership interest in NGXS. As contemplated by the Joint Venture, Battle Mountain and NGXS formed Pediment to explore the Nevada great basin physiographic area using a proprietary water chemistry database developed by NGXS. Mr. Hodges provides geological services to the Joint Venture on an as-needed consulting basis, and receives $8,000.00 per month as and when he performs such services, as well as reimbursement of his actual expenses, and, for each day that he works in the field, an additional per diem of $125 per day. The Company and NGXS came to the current terms regarding Mr. Hodges's payment as part of the Amended Operating Agreement entered into in February 2005. Mr. Hodges received an aggregate of $40,014.40 for services that he provided to the Joint Venture during the period covered by this report. In April the Company's Board of Directors granted Mr. Hodges an option to purchase 300,000 shares of the Company's common stock at an
                             -------
exercise price of $0.40 per share that vested in its entirety on April 15, 2005.

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

     In December 2004, the Company granted options to James E. McKay and Mark D. Kucher pursuant to their employment agreements to purchase 500,000 shares of the Company's common stock with an exercise price of $0.99 per share and a vesting date of May 31, 2005. Mr. McKay resigned his positions as an officer and director, effective March 1, 2006. In April 2005, the Company's board of directors amended the terms of the options to Mssrs. Kucher and McKay to vest in their entirety on April 15, 2005, at an amended exercise price of $0.40 per share. The Company also issued additional options to other Directors in the aggregate of 1,500,000 shares at an exercise price of $.40 per share, that fully vested on April 15, 2005. Additionally, on December 8, 2005, Jim McKay, who was a director, was granted an additional option to acquire 200,000 shares at an exercise price of $.40 per share, with a vesting date of January 7, 2006.The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing grants did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

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

                      OPTION GRANTS IN LAST FISCAL YEAR(1)
                      ------------------------------------
                               (INDIVIDUAL GRANTS)
                               -------------------

                            Number of      Percent of
                            securities     total options
                            underlying     granted to      Exercise or
                            options        employees in    base price      Expiration
Name                        granted (#)    fiscal year     ($/Sh)          date(2)
-----                       -----------     -----------     -----------     ------------
James E. McKay, CEO          1,000,000             55%     $     0.40      May 31, 2010

Mark D. Kucher, CFO,
and former CEO                 800,000             45%     $     0.40      May 31, 2010

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information as of March 15, 2006, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the common stock:

Name and Address             Shares of Common Stock
of Beneficial Owners          Beneficially Owned(1)
---------------------
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

                                   BATTLE  MOUNTAIN  GOLD  EXPLORATION  CORP.

DATE: October 3, 2006                 By: /s/Mark Kucher
                                      -------------------
                                      Mark Kucher
                                      Chief Executive Officer