Form 10QSB
period 2006-09-30
Battle Mountain Gold Exploration Corp.
filed 2006-11-13
CIK 1162177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30th, 2006

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

     As of October 11th, 2006, the issuer had 63,346,449 shares of common stock issued and outstanding.

                          PART I FINANCIAL INFORMATION

Item  1.  FINANCIAL  STATEMENTS  (Unaudited)


                                 ASSETS
                                 ------
                                                                SEPTEMBER 30, 2006
CURRENT ASSETS
--------------
   Cash - unrestricted                                              $     6,150
   Cash - restricted                                                    309,057
   Accounts receivable                                                  637,207
                                                                    ------------

      Total current assets                                              952,414
                                                                    ------------

PROPERTY AND EQUIPMENT
-----------------------
  (NET OF ACCUMULATED DEPRECIATION & AMORTIZATION OF $1,366,459)     19,169,649
  --------------------------------------------------------------

OTHER ASSETS
------------
   Deposits                                                                 295
                                                                    ------------

      Total assets                                                  $20,122,358
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------
   Accounts payable                                                 $    50,487
   Accrued interest                                                     326,974
   Bridge loan payable                                                4,000,000
   Income tax payable                                                    72,350
   Note payable - current maturity                                    1,406,853
   Related party payables                                                47,264
                                                                    ------------

      Total current liabilities                                       5,903,928
                                                                    ------------

LONG-TERM LIABILITIES
---------------------
   Convertible debentures                                             2,000,000
   Note payable                                                       4,750,068
                                                                    ------------

     Total long-term liabilities                                      6,750,068
                                                                    ------------

      Total liabilities                                              12,653,996
                                                                    ------------

COMMITMENTS AND CONTINGENCIES                                                 -
-----------------------------                                       ------------

STOCKHOLDERS' EQUITY
--------------------
Preferred stock: 10,000,000 shares authorized ($0.001 par value)
 none issued                                                                  -
                                                                    ------------
Common stock, $.001 par value, 200,000,000 shares authorized
 63,346,449 shares issued and outstanding                                63,346
Additional paid-in-capital                                           16,906,922
Accumulated other comprehensive deficit                                (100,811)
Accumulated deficit                                                  (9,401,095)
                                                                    ------------

     Total stockholders' equity                                       7,468,362
                                                                    ------------

      Total liabilities and stockholders' equity                    $20,122,358
                                                                    ============

    The Accompanying Notes are an Integral Part of the Financial Statements

                                                   FOR THE NINE MONTHS ENDED   FOR THE THREE MONTHS ENDED
                                                   SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                                       2006          2005          2006          2005
                                                   ------------  ------------  ------------  ------------
ROYALTY REVENUE                                    $ 2,433,550   $         -   $   884,276   $         -

EXPENSES
--------

Depreciation and amortization                       (1,366,075)         (146)     (455,366)          (52)
Professional and consulting                         (2,478,766)     (278,188)     (187,512)      (30,220)
Travel and entertainment                               (31,502)      (34,783)      (10,559)      (21,202)
Rent and office                                        (26,835)      (10,837)      (10,268)       (2,388)
General and administrative                          (1,099,019)      (74,422)      (99,503)      (12,457)
                                                   ------------  ------------  ------------  ------------

     Total operating expenses                       (5,002,197)     (398,376)     (763,208)      (66,319)
                                                   ------------  ------------  ------------  ------------

       Income / (loss) from operations              (2,568,647)     (398,376)      121,068       (66,319)

OTHER INCOME (EXPENSE)
----------------------

Interest expense                                      (583,472)            -      (361,127)            -
Financing fees                                      (3,953,488)     (379,912)            -      (379,912)
Foreign exchange loss                                   (1,373)            -          (751)            -
Loss on sale investments                                             (10,082)            -             -
Loss on gold payment                                  (108,640)            -       (45,441)            -
                                                   ------------  ------------  ------------  ------------

     Total other expense                            (4,646,973)     (389,994)     (407,319)     (379,912)

       Loss before income taxes                     (7,215,620)     (788,370)     (286,251)     (446,231)

Provision for income taxes                             (72,350)            -       (31,866)            -
                                                   ------------  ------------  ------------  ------------

     Net loss                                      $(7,287,970)  $  (788,370)  $  (318,117)  $  (446,231)
                                                   ============  ============  ============  ============

Loss per share - basic and diluted                 $     (0.13)  $     (0.02)  $     (0.01)  $     (0.01)
                                                   ============  ============  ============  ============

Weighted average shares outstanding-
  basic and diluted                                 55,828,027    41,196,667    63,346,449    41,030,000
                                                   ============  ============  ============  ============

COMPREHENSIVE LOSS
------------------

Net loss per statement of operations               $(7,287,970)  $  (788,370)  $  (318,117)  $  (446,231)
  Foreign currency translation adjustments                 413             -         3,461             -
  Unrealized loss on gold holdings and commitments    (101,224)            -       168,539             -
                                                   ------------  ------------  ------------  ------------

Comprehensive loss                                 $(7,388,781)  $  (788,370)  $  (146,117)  $  (446,231)
                                                   ============  ============  ============  ============

    The Accompanying Notes are an Integral Part of the Financial Statements

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           2006          2005
                                                       -------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                               $ (7,287,970)  $(788,370)

  Adjustments to reconcile net loss to cash used in operating activities:

   Depreciation and amortization                          1,366,075         146
   Non-cash compensation                                  1,937,042
   Shares issued for services                               599,850
   Issuance of stock warrants                             3,953,488     379,912
   Foreign exchange loss                                      1,373
   Loss on sale of investments                                    -      10,082
  Change in operating assets and liabilities
   Decrease in prepaid expense                                1,188
   (Increase) in accounts receivable                       (637,207)
   Increase in accounts payable                              21,284
   Increase in accrued interest                             326,974
   Increase in income tax payable                            72,350
   Increase in related party payable                        172,421      30,245
                                                       -------------  ----------

     Net cash provided by / (used in) operating activities  526,868    (367,985)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Purchase of property and equipment                        (3,319)       (264)
   Purchase of royalty rights                           (13,850,000)          -
   Proceeds from sale of short term investments                   -      25,718
   Investment in mining properties                          (98,825)   (630,794)
                                                       -------------  ----------

     Net cash used in investing activities              (13,952,144)   (605,340)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Proceeds from issuance of notes payable                6,907,825           -
   Principal payments on related party notes payable              -    (148,196)
   Principal payments on notes payable                     (852,869)
   Proceeds from short term notes                         4,000,000           -
   Proceeds from issuance of common stock                 3,439,119     744,330
                                                       -------------  ----------

     Net cash provided by financing activities           13,494,075     596,134
                                                       -------------  ----------

Net increase (decrease) in cash and cash equivalents         68,799    (377,191)

Effect of exchange rates on cash and cash equivalents          (206)          -

Cash and cash equivalents at beginning of period            246,614     703,123
                                                       -------------  ----------

Cash and cash equivalents at end of period             $    315,207   $ 325,932
                                                       =============  ==========

SUPPLEMENTAL INFORMATION AND NON CASH TRANSACTIONS
--------------------------------------------------

During the nine months ended September 30, 2006 the Company paid cash interest of $256,498. The Company paid no interest for the nine months ended September 30, 2005.

The Company paid no income taxes during the nine months ended September 30, 2006, and 2005.

The Company issued the Chairman and CEO 750,000 shares of unregistered, restricted common stock for the forgiveness of previously accrued operating payables.

    The Accompanying Notes are an Integral Part of the Financial Statements

                  BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    -----------------------------------------
                                 September 30, 2006
                                   (unaudited)



1.   ORGANIZATION  AND  CHANGES  IN  SIGNIFICANT  ACCOUNTING  POLICIES
     -----------------------------------------------------------------

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

     CASH AND CASH EQUIVALENTS
     -------------------------

     For the purpose of the statements of cash flows, all highly liquid investments with maturities of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2006. From time to time the Company maintains amounts on deposit with financial institutions which exceed federally insured limits. The Company has not experienced any significant losses in such accounts, nor does management believe it is exposed to any significant credit risk.

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

     ROYALTY INTERESTS IN MINERAL PROPERTIES:
     ----------------------------------------

     Acquired royalty interests in mineral properties include certain properties in the production, development, and exploration stage. We capitalize these royalty interests as tangible assets when they meet the definition of mineral rights in accordance with Financial Accounting Standards Boards (FASB) Emerging Issues Task Force Issue (EITF) No.04-02, Whether Mineral Rights are Tangible or Intangible Assets. At September 30, 2006 all of our royalty interest meet the definition of mineral rights and therefore, are capitalized as tangible assets.

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

     Our estimate of gold prices, operator's estimates of proven and probable reserves to our royalty properties, and operator's estimates of operating, capital and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty interests in mineral properties. Although we have made our best assessment of these factors based on current conditions, it is possible that changes could occur, which could adversely affect the net cash flows expected to be generated from these royalty interests. The Company believes that no impairment of its long-lived assets occurred during the third quarter of 2006 or existed as of September 30, 2006.

     BASIS OF CONSOLIDATION
     ----------------------

     The consolidated financial statements include the accounts of Battle Mountain Gold Exploration Inc., and it's recently incorporated and wholly - owned subsidiaries, BMGX(Barbados) Corporation, and Battle Mountain Gold (Canada) Inc.

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


2.   DIVESTITURE  OF  JOINT  VENTURE
     -------------------------------

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

3.   RELATED  PARTY  TRANSACTIONS
     ----------------------------

     On April 26, 2006 the CEO received a total of 750,000 shares of Company common stock at $0.39 per share, the fair market value of the Company's common stock on the date of issuance, for total consideration of $292,500. The transaction resulted in the cancellation of accrued salary and operating payables

     On April 26, 2006 the CEO received 1,762,096 shares of common stock at $0.39 per share for total consideration of $687,217 in accordance with the employment agreement.

     The aggregate of 2,512,096 shares of Company common stock issued to the CEO during the nine months ended September 30, 2006 include additional exercisable warrants of 2,512,096, each for one additional share of common stock at $0.31 per share expiring on April 12, 2011. The Company recognized $879,726 of non-cash compensation expense related to issuance of the warrants.

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

     At September 30, 2006 related party payables of $47,264 consist of accrued salaries payable to the CEO and CFO in accordance with the terms of their respective employment agreements.

4.   PROPERTY  AND  EQUIPMENT
     ------------------------

     The Following Table Summarizes the net book value of the components of our property and equipment, including our royalty interests in mineral properties as of September 30th, 2006.


     ROYALTY INTEREST IN MINERAL PROPERTIES
     as of September 30th, 2006
     ($ in 000's)

                                                                Accumulated
                                                                Depreciation&
                                          Gross                 Amortization            Net
                                          -----                 -------------          -----
     Production stage royalty interests
         Williams mine                   $ 3,709                     (548)           $ 3,161
         Don Mario mine                    3,460                     (519)             2,941
         El Limon mine                     2,132                     (231)             1,902
         Joe Mann mine                       413                      (67)               345
                                         -------               --------------         ------
                                         $ 9,714                   (1,365)           $ 8,349

     Development Stage Royaltiess resource
         Dolores resource                $ 3,597                        -             $ 3,597
         Relief Canyon mine                2,843                        -               2,843
         Lluvia Del Oro property             788                        -                 788
                                         -------                                      -------
                                         $ 7,229                                      $ 7,229
     Exploration Stage
         Seguenega                       $ 3,587                                      $ 3,587
         Night Hawk Lake Property            -
         Marmato                             -
         Hot Pot                             -
         Fletcher Junction                   -

     Total royalty interests in
       mineral properties                $ 20,530                 $ (1,365)           $19,165
                                         --------              --------------         -------
     Equipment  ($  in 000's)            $    6.1                 $   (1.4)           $   4.7

     TOTAL  PROPERTY  AND  EQUIPMENT     $20,536                  $ (1,366)           $19,170

     The Company incurred amortization and depreciation expense of $455,366 on the property and equipment during the quarter ended September 30, 2006.


     Discussed below is the status of each of our royalty interests in mineral properties.

     Williams  Mine  -  We  own  a  0.72%  NSR  on  the  Williams  Mine which is
     --------------
     located 350 kilometres east of Thunder Bay, Ontario, Canada. The NSR covers the underground operations and a portion of the open pit operations. The mine is jointly owned and operated by Teck Cominco Ltd. (50%) and Barrick Gold Corporation Ltd.(50%). The mine is currently operating.

     Don  Mario  Mine  -  We  own  a 3.0% NSR on the Don Mario Mine. The mine is
     ----------------
     owned by Orvana Minerals Corp., and is currently operating. The Don Mario Mine is located within the San Juan Canton, of the province of Chiquitos, in eastern Bolivia.

     El  Limon/La  India  -  We  own  a  3.0%  NSR  on  the El Limon mine and La
     -------------------
     India resource. The mine is owned by Glencairn Gold Corporation. The El Limon Mine is currently operating. The La India resource is currently being explored. The El Limon Mine is located in Northwester Nicaragua, approximately 140 kilometers form the capital Managua.

     Joe  Mann  Mine  -  We  own  a  1%  NSR  on  the Joe Mann mine. The mine is
     ---------------
     owned by Campbell Resources Inc. The mine is currently operating and is located approximately 550 km north of Montr al, Quebec.

     Dolores  Reserve  -  We  own  a  1.25%  NSR  on  gold  production  from the
     ----------------
     Dolores Resource. The resource is owned by Minefinders Corporation Ltd. Construction of the mine is in process, with a start-up date expected in the third quarter of 2007. Dolores is located in Mexico, in the state of Chihuahua.

     Relief  Canyon  Mine  -  We  own a 4.0% NSR on the Relief Canyon Mine - The
     --------------------
     mine is owned by Newgold Inc. The mine is scheduled to re start by mid 2007 according to the mine operator, Newgold Inc. The mine is located approximately 110 miles northeast of Reno, Nevada.

     Lluvia  Del  Oro  -  We  own  a  3.0%  NSR  on the Lluvio del Oro Mine. The
     ----------------
     property is owned by a private Mexican company. We carry our interest on the mine as a development stage asset, since the mine was previously in production, is currently on care and maintenance, and we anticipate a restart of the mine within the next 12-18 months.

     Seguenega  Property  -  We  own  a  3.0%  NSR  on  the  Sega  property. The
     ------------------
     property is owned by Orezone Resources Inc. Orezone has spent in excess of $5.0 million in exploration over the past 3 years. Orezone has the option to purchase (buy back) up to two thirds of our royalty interest (i.e. from 3% to 1%) for $2.0 million, prior to starting production. The property is located in Burkina Faso.

     Night  Hawk  Lake  Property,  Marmato,  Hot  Pot  and Fletcher Junction are
     -----------------------------------------------------------------------
     all early stage exploration properties. We will update as needed based on further exploration work by the property owners.

     5.   NOTES PAYABLE
          -------------

          GOLD FACILITY

     On April 25, 2006 the Company entered into an 11,750 ounce gold facility agreement with Macquarie Bank Limited. The Company sold the gold on the open market at $587.90 per ounce on April 10, 2006 for total proceeds of $6,907,825. The gold facility calls for us to repay Macquarie Bank Limited in sixteen quarterly installments of 907 ounces beginning May 15, 2006 with a final installment of 488 ounces due on May 15, 2010 for total consideration of 15,000 ounces. Additionally, under the terms of the Gold Facility, on each Gold Delivery Date, we are required to make an additional and mandatory pre-delivery of Gold, determined in accordance with and subject to the following conditions:

          (a) pre-delivery of Gold under the agreement, shall only be required on a Gold Delivery Date which:

               (i) immediately follows a Financial Quarter wherein the London Gold Price was greater than US$425/Ounce for more than 15 days; or

               (ii) occurs when a Default or Event of Default has occurred and is continuing; and

          (b)  the amount of Gold to be pre-delivered shall be the Current
               Gold Value of the US Dollar amount which is 50% of Free Cash Flow for such Financial Quarter;

     A mandatory pre-delivery of Gold under the agreement is to be applied first against the then final Gold Delivery and then against the remaining Gold Deliveries in reverse order to the order in which the Gold Deliveries are due to be made.

     As of October 10, 2006, the final installment had been reduced to 386 ounces, as a result of required Gold Facility pre-payments of 73 ounces on June 5th, 2006 and 29 ounces on October 10, 2006.

     The facility is collateralized by the acquired royalty interests in mining properties.


     BRIDGE FINANCE FACILITY

     On April 25th, 2006, the Company entered into a bridge finance facility agreement with Macquarie Bank Limited for $4,000,000. The bridge finance facility carries a 12% annual interest rate, interest is accrued until maturity, and the loan is due on the earlier of (i) December 31, 2006 and (ii) within 30 days after receipt of proceeds from a public offering of the shares of the Company. The facility carries a one-time extension option through March 31, 2007, at Macquarie Bank Limited's sole discretion. The loan is collateralized by the acquired royalty interests in mining properties.


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

     The following table illustrates the Company's future obligations as of September 30, 2006:

          YEAR      PRINCIPAL        INTEREST        TOTAL
          ----      ---------        ---------     ---------
          2007      5,406,853        1,087,516     6,494,369

          2008      3,597,332          657,715     4,255,047

          2009      1,816,726          316,174     2,132,900

          2010      1,216,996           76,383     1,293,379


          Total    12,037,907        2,137,788    14,175,695
                   ----------        ---------    ----------



     Note: The above table includes principal and interest on the gold loan facility based on a gold price of $587.90 per ounce.

     For the nine months ended September 30, 2006 the Company recognized an unrealized loss on the carrying amount of its gold loan facility of $101,224.

6.   CAPITAL  STOCK
     --------------


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


7.   WARRANTS
     --------

     The estimated fair value of warrants, using a lattice pricing model is based on the following assumptions.

                                                     2006            2005
                                                    ------          -------
          Expected Dividend yield                  $  -0-          $    -0-
          Expected stock price volatility             90%               72%
          Risk free interest rate                   4.90%             4.00%
          Expected life of warrants (years)          5.00              1.75


     The following table illustrates the warrant activity as of September 30, 2006:


                                                      AS OF 9/30/2006                    2005
                                           -----------------------------------------------------------
                                                                WEIGHTED                    WEIGHTED
                                                                AVERAGE                     AVERAGE
                                                                EXERCISE                    EXERCISE
                                              WARRANTS           PRICE         WARRANTS      PRICE
                                           -----------------------------------------------------------
     Outstanding, beginning of the year      1,500,000          $   0.25          -         $      -
     Issued                                 14,681,449          $   0.31     1,500,000      $   0.25
                                                                                 0-                -


     Exercised                                       -               -           -                 -
     Expired                                         -               -           -                 -
                                            --------------------------------------------------------
     Outstanding, end of the period         16,181,449          $ 0.3045     1,500,000      $  -0.25
                                            --------------------------------------------------------
     Currently exercisable                  16,181,449          $ 0.3045     1,500,000      $   0.25
                                            --------------------------------------------------------

          Stock warrants outstanding and exercisable as of September 30th, 2006 are as follows:


                                                          Average
                                           Weighted      Remaining       Number of       Weighted
                            Number of       Average     Contractual      Warrants         Average
          Range of          Warrants       Exercise        Life           Vested         Exercise
        Exercise Price    Outstanding       Price         (Years)      (Exercisable)      Price
        --------------    -----------      --------     -----------    ------------      --------

            $0.25          1,500,000       $   0.25        1.50          1,500,000       $   0.25
            $0.31         14,681,449       $   0.31        4.75         14,681,449       $   0.31

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

     The Company has incurred a taxable net loss of $2,596,789 as of September 30, 2006 that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. This net operating loss carry-forward will begin to expire in the year 2024. As of September 30, 2006 the entire future tax benefit has been offset by a valuation allowance.


9.   PRO FORMA  FINANCIAL  INFORMATION
     ----------------------------------

     On April 25, 2006 the Company acquired certain royalty interests in mineral properties. The following is pro-forma condensed operating data which portrays the results of operations as if the transaction had occurred at the beginning of each period presented:


                                          NINE MONTHS ENDED SEPTEMBER 30
                                          ------------------------------

                                             2006                2005
                                         ------------        -----------

     Net revenue                         $  2,433,550        $  1,962,888

     Depreciation and
     amortization                          (1,366,075)         (1,333,948)

     Operating income /
     (loss)                                (2,568,647)           (595,284)

     Other expenses                        (4,646,973)         (1,324,856)

     Pro-forma net income /
    (loss)                                 (7,287,970)         (1,920,140)

     Pro-forma net income /
     (loss) per share - basic
     and diluted                         $      (0.13)       $      (0.04)

     Weighted average shares
     outstanding - basic and diluted       55,828,027          41,030,000


10.  LOSS PER  SHARE
     ---------------

     The Company's loss per share of common stock is based on the weighted average number of common shares outstanding at the financial statement date consisting of the following:



                                                   SEPT. 30,
                                                    2006
                                                 ------------


     BASIC LOSS PER SHARE:

           Net loss (numerator)                  $ (7,287,970)

           Shares outstanding (denominator)        55,828,027
                                                 ------------
           Loss per basic share                  $      (0.13)
                                                 ============
     FULLY DILUTED LOSS PER SHARE:

           Net loss (numerator)                  $ (7,287,970)

           Shares outstanding (denominator)        55,828,027

           Loss per diluted share                $      (0.13)
                                                 ============


11.  SUBSEQUENT  EVENTS
     ------------------

     On October 25th, 2006, we issued 102,940 restricted shares of common stock to IAMGOLD Corporation, for payment of interest due on our 6% Exchangeable Secured Subordinated Debenture. IAMGOLD Corp., elected by written notice to us, to receive such interest payment in Common Shares. The number of common shares issued is based on the accrued and unpaid interest payable to IAMGOLD Corp (the debenture holder) on October 25th, 2006, which was $60,735, divided by the Weighted Average Trading Price of our shares. The Weighted Average trading Price was calculated by dividing the aggregate dollar trading values of our common shares for the twenty consecutive trading days immediately preceding October 25th, 2006, by the aggregate number of common shares traded during that same period.

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

     We seek to acquire existing royalties or to assist in the financing of projects that are in production or near production in exchange for royalty interests. We expect that substantially all of our revenues are and will be derived from royalty interests. We do not conduct mining operations at this time or expect to in the foreseeable future.


     OUR  ROYALTY  INTERESTS  IN  MINERAL  PROPERTIES  ARE  SET  FORTH  BELOW.
     -------------------------------------------------------------------------

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

     Williams  Mine-  We  own  a  0.72%  Net  Smelter  Royalty  ("NSR")  on  the
     --------------
     Williams Mine (located 350 kilometres east of Thunder bay, Ontario, Canada) which covers the underground operations and a portion of the open pit operations. The mine is jointly owned and operated by Teck Cominco Ltd. (50%) and Barrick Gold Corporation Ltd. (50%) and is currently operating. Royalty revenues are received in Canadian dollars from the Williams mine. The mine has been operating since the fall of 1985, and is considered part of the Hemlo operations, which also include the David Bell mine. The mill, located at the Williams Mine, processes ore for both the Williams and David Bell mines. The Williams mine is primarily an underground operation, with some open pit mining. The property comprising the Williams mine includes 11 patented mining claims and 6 leased claims. The mine covers a surface area of approximately 270 hectares, and the mine is currently one of the largest gold mines in Canada. Over the past 5 years, the average annual gold production from the Hemlo operations was 528,000 ounces, with 460,000 of gold produced in 2005. The mill started production in 1985 at a rate of 3,000 tonnes per day, and currently operates at a rate of 10,000 tonnes per day. The current mine plan calls for mining operations to continue until 2011. As of December 2005, proven and probable reserves were 17,700,000 tonnes, with a grade of 2.62 g/t.

     Don  Mario  Mine  -  We  own  a 3.0% NSR on the Don Mario mine. The mine is
     ----------------
     owned by Orvana Minerals Corp., and is currently operating. Royalty payments are received in US dollars from the Don Mario mine. The Don Mario Mine is located within the San Juan Canton, of the province of Chiquitos, in eastern Bolivia. Access to the property is by air from the city of Santa Cruz de la Sierra, or by road (460 road km). On January 11, 2002, Compania Minera del Sur (Comsur), one of the largest privately held mining Companies in Bolivia, completed the purchase of a majority interest in Orvana, and has since been managing and supervising the exploration, development and mining activities carried on at the Don Mario property. The Don Mario property consists of two zones, the Lower Mineralized Zone (LMZ) and the Upper Mineralized Zone (UMZ). The LMZ is currently being mined, while the UMZ is the subject of a pre-feasibility study currently being completed. The Don Mario Mine has been in operation since 2003. The mine produced 48,228 ounces of gold in 2004, and 68,769 ounces of gold in 2005. The mine life estimate, based on the resources in the LMZ, is approximately five years, at an assumed production rate of 75,000 ounces per year. As of December 2005, proven and probable reserves for the LMZ were 1,017,503 tonnes, with a grade of 11.27 g/t.

     Update  on  the  Upper  Mineralized  Zone
     -----------------------------------------

     Orvana Minerals Corp., announced on October 20th, 2006, the results of its Preliminary Feasibility Study for the Don Mario Mine's Upper Mineralized Zone ("UMZ"). Completion of a mineral reserve estimate for the UMZ deposit, had proven and probable reserves totaling 5.45 million tonnes at average grades of 1.50% copper, 1.42 grams per tonne gold and 46.6 g/t silver. The mineral reserves, according to Orvana Minerals Corp., would a support a mine life of 7 years at a maximum production rate of 875,000 tonnes per annum. Payable metal production over the life of mine for the UMZ deposit, would be approximately 72,500 tonnes (160 million pounds) of copper, 236,600 ounces of gold, and 7,058,800 ounces of silver. Annual payable metal production would average 33,800 ounces of gold, 1,000,000 ounces of silver and 10,300 tonnes of copper. Project economics were based on $450 per ounce for gold, $7.00 per ounce silver, and $1.20 per pound copper. Battle Mountain's 3.0% royalty covers all metals.

     El  Limon  Mine/La  India  Resource  -  We  own  a 3.0% NSR on the El Limon
     -----------------------------------
     mine and La India resource. The mine is owned by Glencairn Gold Corporation and is currently operating. The La India resource is currently being explored. Royalty payments are received in gold bullion from the El Limon mine. The mine is located in Northwestern Nicaragua, approximately 140 kilometers form the capital Managua. The property consists of 14 mining concessions, all of which are covered by the royalty. Since 2002, the mine has produced an average of 46,593 ounces of gold per year. Based on publicly available information from the mine owner, current estimates on mine life (which do not include the La India resource or any additional resources from the property which is still being explored) is approximately 5 years. As of December 2005, the proven and probable reserves were 1,751,600 tonnes, with a grade of 5.23 g/t.

     Joe  Mann  Mine  -  We  own  a  1%  NSR  on  the Joe Mann mine. The mine is
     ---------------
     owned by Campbell Resources Inc and is located approximately 550 km north of Montr al, Quebec. The mine is currently operating. Royalty payments are received in gold bullion from the Joe Mann Mine. As of December 2005, the proven and probable reserves are 109,300 tons, with a grade of 0.24 ounces/ton. The mine produced approximately 29,640 ounces of gold in 2005.

     Dolores  Resource  -  We  own  a  1.25%  NSR  on  gold  production from the
     -----------------
     Dolores Resource. The resource is owned by Minefinders Corporation Ltd. Construction of the mine is in process, with a start-up date, (according to Minefinders), expected early in the third quarter of 2007. The Dolores resource is located in Mexico, in the state of Chihuahua. Based on recent publicly available data from Minefinders, the estimated annual gold production from the Dolores mine, will be approximately 120,000 ounces per year over an estimated mine life of over 12 years. As of July 2006, proven and probable reserves were 71,155,000 tonnes with a grade of 0.99 g/t for gold, and 50.7 g/t for silver.

     Relief  Canyon  Mine  -  We  own a 4.0% NSR on the Relief Canyon Mine - The
     --------------------
     mine is owned by Newgold Inc. The Relief Canyon mine is an open-pit, heap leaching operation located approximately 110 miles northeast of Reno, Nevada. Based on past exploration by Newgold, Inc. and others, Newgold believes the Relief Canyon Mine presents the potential for gold bearing ore deposits which will hopefully be validated through further exploration of additional mining claims. As of January 31, 2006 the Relief Canyon properties include 78 unpatented mining claims contained in about 1,000 acres. Newgold's operating plan is to place the most promising mining targets into production during the 2007 fiscal year, and use the net proceeds from these operations to fund expanded exploration and development of its entire property holdings. Once Newgold has achieved environmental compliance, they can proceed with the permits to commence full scale exploration and mining activities. The estimated time for completing the permitting process is between 9 months to 18 months. The mine is scheduled to re-start by mid 2007 according to Newgold.

     Seguenega  Property  ("Sega")  -  We  own  a 3.0% NSR on the Sega property.
     ----------------------------
     The property is owned by Orezone Resources Inc. and is located in Burkina Faso. This is an advanced stage exploration property. Orezone has spent in excess of $5.0 million in exploration over the past three years. Orezone has the option to purchase from us up to two thirds of our royalty interest (i.e. from 3% to 1%) for $2.0 million, prior to putting the resource into commercial production.

     Lluvia  del  Oro  Property  -  We  own  a  3.0%  NSR  on the Lluvio del Oro
     --------------------------
     property ("Lluvia"). The property is owned by a private Mexican company. This former open-pit gold and silver mine is currently on care and maintenance. In April 2006, Columbia Metals signed a letter of intent purchase the Lluvia mine with the intent of placing the mine back into production. Preliminary historic resource estimates show 4,600,000 tonnes of 0.82g/t and 4,500,000 tonnes of 0.95g/t. The property currently includes an open-pit, two leach pads, and a recovery plant.

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

     Williams Mine
     -------------

     Gold production from the Hemlo operations (which include both the Williams Mine and David Bell Mine), was reduced versus the same period last year as a result of poor ground control conditions, excess ground water in the Williams pit due to heavy rains, and equipment availability. Gold production for the three months ended September 30, 2006 was 99,000 ounces vs 118,000 ounces for the same period a year ago. For the nine months ended September 30, 2006, gold production was 308,000 ounces versus 359,000 ounces for the same period a year ago. Cash operating costs increased, in part due to increased mining costs, the effect of lower production and a weaker US dollar. (note, production data is for the combined Williams/David Bell operations as the operators do not currently provide separate production data for each mine.)

     Don Mario Mine
     --------------

     The Don Mario Mine produced 18,814 ounces of gold and sold 21,918 ounces of gold during the first quarter of 2006 vs. 17,345 ounces produced and 15,712 ounces sold in the first quarter of 2005. During the quarter ended June 30, 2006 gold production was 19,333 vs 17 404, and gold sales were 18,177 vs 13,820 for the same period in 2005.

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

     Update on the Dolores Resource and mine construction:
     -----------------------------------------------------

     The owner of the Dolores resource, Minefinders, Inc, recently reported that based on recent exploration results, that the open-pit, fully-diluted reserve base at its 100% owned Dolores gold and silver deposit in Chihuahua, Mexico has increased 24.9% in contained gold reserves and an increase of 23.5% in contained silver reserves. The Company is proceeding rapidly with development and construction of the planned, 18,000 tonnes per day Dolores open-pit, heap leach mine. The mine is expected to produce an average of 6,480,000 tonnes of ore per annum, over a projected mine life of
     15.5  years.


     RESULTS OF OPERATIONS

     Quarter  EndedSeptember  30,2006,  Compared  to  QuarterEnded  September
     ------------------------------------------------------------------------
     30,2005
     -------

     Our financial results are closely tied to the price of gold and production from the mining properties in which we hold royalty interests. For the quarter ended September 30, 2006, the price of gold averaged $619 per ounce. Revenues earned during the third quarter are comprised of revenue from the El Limon mine, which totaled $182,105, the Don Mario mine, with revenues of $396,490, the Williams mine, with revenues of $289,200, and the Joe Mann mine, with revenues of $16,481. Total revenues earned during the quarter were $884,276.

     For the quarter ended September 30, 2006 we recorded a net loss of $318,117 or $(0.01)per share as compared to net a net loss of $446,231, or $(0.01) per share, for the quarter ended September 30, 2005.

     Total operating expenses increased to $763,208 for the quarter ended September 30, 2006, compared to $66,319 for the quarter ended September 30, 2005. The increase was due in part to the increased salaries for our CEO and CFO as well as increased legal and accounting expenses versus the same period last year. In addition, non-cash amortization expense related to the newly-acquired royalty assets of $455,061 contributed to the increase in expenses.

     Professional and consulting expenses, which include salaries, fees to external legal and accounting professionals as well as consultants, increased to $187,512 for the three months ended September 30, 2006 from $30,220 for the three months ended September 30, 2005. Legal, accounting and consulting expenses of $93,541 during the quarter, which relate primarily to the remaining legal work associated with the recent royalty acquisition, as a well as legal and accounting expenses related to the preparation of our SB-2 Registration Statement, (which was filed with the SEC on October 4, 2006) and consulting expenses related to our Toronto Stock Exchange listing application, contributed to the increase. In addition, increased salary expense for our CEO and CFO, versus the same period a year ago also added to the higher expense levels.

     General and administrative expenses increased to $99,503 for the quarter ended September 30, 2006, compared to $12,457 for the quarter ended September 30, 2005. The increase was primarily due to foreign withholding taxes of $87,915 related to royalties received from the Don Mario and El Limon mines.

     Depreciation and amortization expense for the quarter ended September 30, 2006 was $455,366 vs. $52 for the quarter ended September 30, 2005. The increase is due primarily to the amortization of the purchase price of the acquired royalty assets. The amortization expense is calculated using a units of production method.

     Interest expense for the quarter ended September 30, 2006 was $361,127 vs. zero during the period ending September 30, 2005. Interest expense was comprised of cash expense of $210,355, and accrued interest expense of $150,772. The cash portion of the interest expense relates to the August 15, 2006 payment on our gold facility, and represents the interest from May 15th to August 15, 2006 on the facility. The accrued interest is comprised of interest related to the Gold facility (from August 15th to September 30th, 2006), as well as accrued interest on the bridge facility and the subordinated exchangeable debenture for the quarter.

     The loss on the gold facility payment of $45,441 arises as a result of the difference in the gold price on the date of drawdown on the gold facility (April 10, 2006) and the date of the payment of the second quarterly repayment, (August 15th, 2006).

     For the quarter ended September 30, 2006, we recorded a provision for income taxes of $31,866 compared with zero during the three months ended June 30, 2005. This amount relates to an estimate on taxes payable on earnings generated by a foreign subsidiary.

     The comprehensive income of $172,000 results from market price fluctuations in our assets and liabilities that are denominated in gold bullion and Canadian dollars.

     Nine  Months  Ended  September  30,  2006,  Compared  to  Nine Months Ended
     ---------------------------------------------------------------------------
     September  30,  2005
     --------------------

     For the nine months ended September 30, 2006, we recorded a net loss of $7,287,970 or $(0.13) per share, as compared to a net loss of $788,370, or $(0.02) per basic share, for the nine months ended September 30, 2005.

     For the nine months ended September 30 2006, total royalty revenues were $2,433,550, which consisted of $807,058 from our royalty on the Williams mine, $1,088,771 from our royalty on the Don Mario mine, $463,092 from our royalty on the EL Limon mine, and $74,629 from our royalty on the Joe Mann mine. We did not have any royalty income for the period ending
     September  30th,  2005.

     Total operating expenses increased to $5,002,197 for the nine months ended September 30, 2006, compared to $398,376 for the nine months ended September 30, 2005. The increase was primarily due to several non-cash, non-recurring expenditures related to the acquisition of the IAMGOLD gold royalty assets which occurred during the second quarter of 2006, in addition to the non-cash amortization expense related to the newly acquired royalty assets.

     Professional and consulting expenses, which include salaries, fees to external legal and accounting professionals as well as consultants, increased to $2,478,766 for the nine months ended September 30, 2006 from $278,188 for the nine months ended September 30, 2005, primarily as a result of non-cash compensation expenses of $1,937,042. This expense consists of the value of shares and warrants issued to our CEO for accrued salary and payables owed to him, as well as a transaction bonus due to him, under his employment agreement. In addition, the non-cash compensation expense includes the value of the shares and warrants issued to a consultant, for advisory services provided to the company with respect to the royalty acquisition. Legal and accounting expenses of $226,361 during the period, which relate primarily to the royalty acquisition, Pediment sale transaction and preparation of our SB-2 Registration Statement, also contributed to the increase. The remaining increase in expenses includes the increased salary expense for our CEO under a new employment agreement, as well as salary expenses for our recently hired CFO.

     General and administrative expenses increased to $1,099,019 for the period ended September 30, 2006, compared to $74,422 for the period ended September 30, 2005. The increase was primarily due to one time cash and non cash bank charges relating to the financing of the royalty acquisition which occurred during the second quarter. Total bank charges were $832,864 of which $599,850 were non cash charges, related to the value of the shares issued for fees for the bridge loan facility. Other expenses include foreign withholding taxes of $229,263 related to royalties received from the Don Mario and El Limon mines. Withholding taxes are taken at the source by the country where the operations are based.

     Depreciation and amortization expense for the nine months ended September 30, 2006 was $1,366,075 vs. $146 for the nine months ended
     September 30, 2005. The increase is due primarily to the amortization of the purchase price of the acquired royalty assets. The amortization expense is calculated using a units of production method.

     Interest expense for the period ended September 30, 2006 was $583,472, vs zero during the period ending September 30, 2005. Interest expense was comprised of cash expense of $256,498, and accrued interest of $326,974. The cash portion of the interest expense relates to the August 15, 2006 payment of our gold loan facility, and represents the interest accrued from May 15, 2006 to August 15th 2006 on the facility. The accrued interest is comprised of accrued interest related to the gold facility (from August 15th to September 30th, 2006), as well as accrued interest on the bridge facility and the subordinated exchangeable debenture for the period.

     The loss on gold loan payment of $108,640 arises as a result of the difference in the gold price on the date of drawdown on the Gold loan (April 10, 2006) and the date of the payment.

     For the period ended September 30, 2006, we recorded a provision for income taxes of $72,350 compared with zero during the period ended September 30, 2005. This amount relates to an estimate on taxes payable on earnings generated by a foreign subsidiary.

     The comprehensive loss of $100,811 results from market price fluctuations in our assets and liabilities that are denominated in gold bullion and Canadian dollars.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 30, 2006, we had current assets of $952,414 compared to current liabilities of $5,903,928. $4,000,000 of the current liabilities is from the bridge facility, which comes due on December 31, 2006. The facility carries a one-time extension option through March 31, 2007, which is at Macquarie Bank Limited's sole discretion. Cash on hand of $315,207 consisted of approximately $309,057 held in restricted accounts with our senior lender, with the remaining cash held directly by the Company. Cash held with our senior lender is in US dollars, Canadian dollars and gold bullion. Cash held by the Company is held in both US and Canadian dollars. Under the terms of our Gold facility agreement, cash is released from the accounts to cover previously agreed upon corporate expenses, which are part of our annual budget. Accounts receivable consist entirely of royalties earned but not yet received as of the quarter end. Cash generated from operations was $526,868 for the nine months ended September 30, 2006.

     During the quarter ended September 30, 2006, liquidity needs were met from royalty revenues, and our available cash resources.

     We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for operating expenses, and capital expenditures for the foreseeable future. Additional capital will be required to repay our obligations under the bridge facility. We will be seeking additional financing in the near future.

     GOLD  FACILITY

     On April 25, 2006 the Company entered into an 11,750 ounce gold facility agreement with Macquarie Bank Limited. The Company sold the gold on the open market at $587.90 per ounce on April 10, 2006 for total proceeds of $6,907,825. The gold facility calls for us to repay Macquarie Bank Limited in sixteen quarterly installments of 907 ounces beginning May 15, 2006 with a final installment of 488 ounces due on May 15, 2010 for total consideration of 15,000 ounces. Additionally, under the terms of the Gold Facility, on each Gold Delivery Date, we are required to make an additional and mandatory pre-delivery of Gold, determined in accordance with and subject to the following conditions:

          (a) pre-delivery of Gold under the agreement, shall only be required on a Gold Delivery Date which:

               (i)immediately follows a Financial Quarter wherein the London Gold Price was greater than US$425/Ounce for more than 15 days; or

               (ii)occurs when a Default or Event of Default has occurred and is continuing; and

               (iii) the amount of Gold to be pre-delivered shall be the Current Gold Value of the US Dollar amount which is 50% of Free Cash Flow for such Financial Quarter;

     A mandatory pre-delivery of Gold under the agreement is to be applied first against the then final Gold Delivery and then against the remaining Gold Deliveries in reverse order to the order in which the Gold Deliveries are due to be made.

     As of October 10, 2006, the final installment had been reduced to 386 ounces, as a result of required Gold Facility pre-payments of 73 ounces on June 5th, 2006 and 29 ounces on October 10, 2006.

     The facility is collateralized by the acquired royalty interests in mining properties.


     BRIDGE FINANCE FACILITY

     On April 25th, 2006, the Company entered into a bridge finance facility agreement with Macquarie Bank Limited for $4,000,000. The bridge finance facility carries a 12% annual interest rate, interest is accrued until maturity, and the loan is due on the earlier of (i) December 31, 2006 and (ii) within 30 days after receipt of proceeds from a public offering of the shares of the Company. The facility carries a one-time extension option through March 31, 2007, at Macquarie Bank Limited's sole discretion. The loan is collateralized by the acquired royalty interests in mining properties. Our current operations are not sufficient to meet this obligation. We are seeking additional financing to refinance the above obligation.


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


     The following table illustrates our future obligations as of September 30, 2006

                OBLIGATION            CURRENT         1-3 YEARS        4 YEARS
                ----------            -------         ---------        -------

         Gold loan facility (1)      1,406,853        4,631,054

         Bridge loan facility (2)    4,240,000

         Convertible debenture (3)     121,469        2,122,147

         Total                       5,768,322        6,753,201

               (1) Assumes a spot gold price of $587.90 per ounce and is payable in gold quarterly. Total remaining obligation is 13,084 ounces.

               (2) Includes interest at 12% per annum and is payable December 2006.

               (3) Includes interest at 6% per annum and may be converted to 4,000,000 shares of company common stock.

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

     The volatility in the gold price is illustrated by the following table, which sets forth, for the periods indicated, the high and low prices in U.S. dollars per ounce of gold, based on the London PM fix.

     Gold Price Per  Ounce  ($)


                     YEAR                        HIGH                    LOW
                     ----                     ---------               ---------
                     1997                     $     367               $     283
                     1998                           313                     273
                     1999                           326                     253
                     2000                           312                     263
                     2001                           293                     256
                     2002                           349                     278
                     2003                           416                     320
                     2004                           454                     375
                     2005                           447                     411
                     2006 (up to June 30, 2006)     725                     525

     We are also subject to risks arising from the performance of the owners/operators of the mines and properties in which we have royalty interests.

     RISK  FACTORS


     OUR  AUDITORS  PREVIOUSLY  ISSUED  GOING  CONCERN OPINIONS ON OUR FINANCIAL
     ---------------------------------------------------------------------------
     STATEMENTS
     ----------

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


     WE  ARE  INVOLVED  IN  AN  INDUSTRY  THAT  IS  INHERENTLY  SPECULATIVE  AND
     ---------------------------------------------------------------------------
     RISKY.
     -----

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

     OUR  COMMON  STOCK  IS  SUBJECT  TO  THE  "PENNY  STOCK"  RULES  OF  THE
     ---------------------------------------------------------------------------
     SECURITIES  AND  EXCHANGE COMMISSION WHICH LIMITS THE TRADING MARKET IN OUR
     ---------------------------------------------------------------------------
     COMMON  STOCK,  MAKES  TRANSACTIONS  IN OUR COMMON STOCK CUMBERSOME AND MAY
     ---------------------------------------------------------------------------
     REDUCE  THE  VALUE  OF  AN  INVESTMENT  IN  OUR  COMMON  STOCK.
     ---------------------------------------------------------------

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

                           PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to, and its property is not the subject of, any pending legal proceeding, except an action filed by a former officer and director in the Second Judicial District Court of the State of Nevada, Case No. CV06-02210, seeking to enforce alleged rights he claims to certain options to purchase shares of restricted Common Stock of the Company, pursuant to a Stock Option Agreement and a Stock Option Plan, and unspecified damages. The Company has not yet filed an answer to the Complaint, but plans to vigorously defend the action.

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


     During the current quarter ended September 30, 2006 no securities were issued pursuant to exemptions from registration under the Securities Act.


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

        31.1* Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

        31.2* Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

        32.1* Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        32.2* Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     * Filed Herein.

     b)     Reports on Form 8-K

     During the quarter for which this report is filed, the Company filed a report on Form 8-k on July 21st, 2006.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned officers, thereunto duly authorized.

    DATED: November 10, 2006        BATTLE  MOUNTAIN  GOLD  EXPLORATION  CORP.



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