Form 10QSB/A
period 2006-06-30
Battle Mountain Gold Exploration Corp.
filed 2006-12-05
CIK 1162177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30th, 2006

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                  For the transition period from ________________ to _______________

Commission file number 000-50399

BATTLE MOUNTAIN GOLD EXPLORATION CORP.
(Exact name of small business issuer as specified in its charter)
NEVADA	86-1066675
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)
One East Liberty Street, 6th Floor, Suite 9 Reno, Nevada 89504
(Address of principal executive offices)
(775) 686-6081
(Registrant's telephone number)
N/A
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
BALANCE SHEET
(unaudited)

ASSETS
June 30, 2006
Current Assets
Cash - unrestricted	$22,318
Cash - restricted	387,009
Accounts receivable	566,690
Total current assets	976,017
Property and equipment
(net of accumulated depreciation & amortization of $911,100)	19,625,015
Deposits	295
Total other assets	295
Total assets	$20,601,327
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$123,747
Accrued interest	176,202
Bridge loan payable	4,000,000
Income tax payable	40,484
Note payable - current maturity	1,319,307
Related party payables	14,902
Total current liabilities	5,674,642
Long-Term Liabilities
Convertible debentures	2,000,000
Note payable	5,326,478
Total long-term liabilities	7,326,478
Total liabilities	13,001,120
Commitments and Contingencies	-
Stockholders' Equity
Preferred stock: 10,000,000 shares authorized ($0.001 par value) none issued	-
Common stock, $.001 par value, 200,000,000 shares authorized
63,346,449 shares issued and outstanding	63,346
Additional paid-in-capital	16,906,922
Prepaid stock-based compensation	(14,272)
Accumulated other comprehensive deficit	(272,811)
Accumulated deficit	(9,082,978)
Total stockholders' equity	7,600,207
Total liabilities and stockholders' equity	$20,601,327

The Accompanying Notes are an Integral Part of the Financial Statements

BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
STATEMENT OF OPERATIONS
(unaudited)

	For the Six Months Ended		For the Three Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Royalty Revenue	$1,549,274	$-	$1,549,274	$-
Expenses
Depreciation and amortization	(910,709)	(94)	(910,657)	(47)
Professional and consulting	(2,291,254)	(247,969)	(2,144,067)	(135,110)
Travel and entertainment	(20,943)	(13,581)	(8,466)	(5,431)
Rent and office	(16,567)	(8,448)	(9,314)	(5,803)
General and administrative	(999,516)	(61,964)	(985,278)	(23,769)
Total operating expenses	(4,238,989)	(332,056)	(4,057,782)	(170,160)
Loss from operations	(2,689,715)	(332,056)	(2,508,508)	(170,160)
Other Income (Expense)
Interest expense	(222,345)	-	(222,345)	-
Financing fees	(3,953,488)		(3,953,488)
Foreign exchange loss	(622)		(622)
Unrealized loss	-	-		10,600
Loss on sale investments		(10,082)	-	(10,082)
Loss on gold payment	(63,199)	-	(63,199)	-
Total other expense	(4,239,654)	(10,082)	(4,239,654)	518
Loss before income taxes	(6,929,369)	(342,138)	(6,748,162)	(169,642)
Provision for income taxes	(40,484)	-	(40,484)	-
Net loss	$(6,969,853)	$(342,138)	$(6,788,646)	$(169,642)
Loss per share - basic and diluted	$(0.13)	$(0.01)	$(0.11)	$(0.01)
Weighted average shares outstanding-basic and diluted	52,068,816	41,030,000	61,607,633	41,030,000
Comprehensive Loss
Net loss per statement of operations	$(6,969,853)	$(342,138)	$(6,788,646)	$(169,642)
Foreign currency translation adjustments	(3,048)	-	(3,048)	-
Unrealized loss on gold holdings and
commitments	(269,763)	-	(269,763)	-
Comprehensive loss	$(7,242,664)	$(342,138)	$(7,061,457)	$(169,642)

The Accompanying Notes are an Integral Part of the Financial Statements

BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30

	2006	2005
Cash Flows From Operating Activities
Net loss	$ (6,969,853)	$ (342,138)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation and Amortization	910,709	94
Non-cash compensation	1,937,042
Shares issued for services	599,850
Issuance of stock warrants	3,953,488
Foreign exchange loss	622	-
Loss on sale of investments		10,082
Decrease in prepaid expense	1,188
Increase in accounts receivable	(566,690)
Increase in accounts payable	94,544
Increase in accrued interest	176,202
Increase in income tax payable	40,484
Increase in related party payable	125,787	7,745
Net cash used in operating activities	303,373	(324,217)
Cash Flows From Investing Activities
Purchase of property and equipment	(3,319)	-
Purchase of royalty rights	(13,850,000)	-
Proceeds from sale of short term investments	-	25,718
Investment in mining properties	(98,825)	(630,794)
Net cash used in investing activities	(13,952,144)	(605,076)
Cash Flows from Financing Activities
Proceeds from issuance of related party notes payable	6,907,825	-
Principal payments on related party notes payable		(148,196)
Principal payments on notes payable	(529,999)
Proceeds from short term notes	4,000,000	-
Proceeds from issuance of common stock	3,439,119	460,000
Net cash provided by financing activities	13,816,945	311,804
Net increase (decrease) in cash and cash equivalents	168,174	(617,489)
Effect of exchange rates on cash and cash equivalents	(5,461)	-
Cash and cash equivalents at beginning of period	246,614	703,123
Cash and cash equivalents at end of period	$ 409,327	$ 85,634

Supplemental Information and non cash transactions

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
NOTES TO THE INTERIM FINANCIAL STATEMENTS
-----------------------------------------
June 30, 2006 (unaudited)

1. Organization and Changes in Significant Accounting Policies

The accompanying unaudited interim financial statements of Battle Mountain Gold Exploration Corporation (the "Company") have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the results for the interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as unchanged significant accounting policies.

Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company’s most recent annual report on Form 10-KSB.

Business

Prior to the completion of the Company’s acquisition of certain royalty interests in mineral properties in April 2006, the Company’s primary business was mineral, specifically gold, exploration in the State of Nevada. Based on the Company’s previous focus on mineral exploration, since its inception in January 2004, it previously reported its financial information in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 Accounting and Reporting by Development Stage Enterprises.

Upon completion of its acquisition of certain royalty interests in mineral properties, along with the divesture of its joint venture, Pediment Gold LLC, the Company’s primary focus has changed to acquiring and managing precious metal royalties. The acquisition of the royalty interests resulted in the Company no longer being considered exploration stage under SFAS No. 7.

The Company’s current and potential future royalty interests, defined as non-operating net revenue rights in mining projects, expect to provide all future revenues. The Company currently does not conduct exploration or mining activities.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of management’s estimates. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at fiscal year end, and the reported amounts of revenues and expenses during the fiscal year. Actual results may differ from these estimates.

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

Restricted cash – The Company maintains the majority of its cash resources with Macquarie Bank Limited, its senior lender. Restricted cash is denominated in US dollars, Canadian dollars, and gold bullion. In accordance with the Company’s loan agreements with Macquarie Bank Limited, restricted cash is periodically released to meet the Company’s working capital obligations based on a previously agreed upon annual budget. Additional funds are available on an as needed basis.

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

Our estimate of gold prices, operator’s estimates of proven and probable reserves to our royalty properties, and operator’s estimates of operating, capital and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty interests in mineral properties. Although we have made our best assessment of these factors based on current conditions, it is possible that changes could occur, which could adversely affect the net cash flows expected to be generated from these royalty interests. The Company believes that no impairment of its long-lived assets occurred during the second quarter of 2006 or existed as of June 30, 2006.

Basis of Consolidation

The consolidated financial statements include the accounts of Battle Mountain Gold Exploration Inc., and its recently incorporated and wholly – owned subsidiaries, Battle Mountain Gold (Barbados) Inc. and Battle Mountain Gold (Canada) Inc. The Company’s wholly owned subsidiaries hold all the currently existing gold royalty assets. Intercompany transactions and account balances have been eliminated in consolidation.

Long-Lived Assets

The Company reviews the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

Revenue Recognition

The Company’s revenue is generated from its royalty interests in mineral properties. Royalty revenue is recognized in accordance with the terms of the underlying royalty agreements subject to (i) the pervasive evidence of the existence of the arrangements; (ii) the risks and rewards having been transferred; (iii) the royalty being fixed or determinable; and (iv) the collectibility of the royalty being reasonably assured. For royalty payments received in gold, royalty revenue is recorded at the average spot price of gold for the period in which the royalty was earned.

Accounts Receivable and Allowance for Doubtful Accounts

The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value.

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

Foreign Currency Translation

The functional currency of the Company and its subsidiaries is the applicable local currency in accordance with SFAS No. 52, Foreign Currency Translation. Monetary assets and liabilities of the Company and its subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using current rates of exchange at the balance sheet date. Non-monetary assets and liabilities are translated at historical exchange rates. Revenues and expenses are translated at the weighted average exchange rates in effect for the period in which the items occur. Translation gains or losses are recorded as a separate component of stockholders’ equity and transaction gains and losses are included in other income and expenses, net.

Comprehensive Income

The Company reports comprehensive income and loss and its components in accordance with SFAS No. 130, Reporting Comprehensive Income. The Company’s comprehensive income is comprised of net income, foreign currency translation adjustments, and gold price fluctuations.

Concentration of Credit Risk

The Company’s current revenue is solely generated from the production stage royalty interests in the El Limon Mine, Williams Mine, Joe Mann Mine, and Don Mario Mine.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not have an impact on previously reported financial position, cash flows, or results of operations.

2. Divestiture of Joint Venture

In accordance with the Company’s current focus of acquiring and managing its portfolio of royalty interests in mining properties, the Company exchanged its previously obtained interest in Pediment Gold LLC with its joint venture partner, Nevada Gold Exploration Solutions LLC (NGXS) for the rescission of 7,800,000 previously granted and restricted shares of Company common stock and a 1.25% net smelter royalty on any future production, if any, of the Hot Pots and Fletcher Junction Exploration Projects. As of the date of the transaction neither the Hot Pots nor the Fletcher Junction Project had any proven or probable reserves.

3.	Related Party Transactions

On April 26, 2006 the CEO received a total of 750,000 shares of Company common stock at $0.39 per share, the fair market value of the Company’s common stock on the date of issuance, for total consideration of $292,500. The transaction resulted in the cancellation of $278,214 of accrued salary and operating payables and $14,272 in prepaid stock based compensation. The prepaid compensation amount arose as a result of the difference in the share price at the time the agreement was made and the time the transaction closed. This difference created excess value based on the number of shares and warrants issued. As of August 15th , 2006, the entire amount was earned by the CEO. The Company anticipates that transactions of this type will not occur in the future.

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

The Company’s CFO, previously engaged as a consultant, received 500,000 shares of common stock at $0.39 per share for total consideration of $195,000 as compensation for advisory work related to the acquisition of the royalty assets. The shares include additional exercisable warrants of 500,000, each for one additional share of common stock at $0.31 per share expiring on April 12, 2011. The Company recognized $175,098 of non-cash compensation expense related to issuance of the warrants.

The Company has an employment agreement with its CFO effective May 1, 2006. The initial term of the agreement is three years with a base compensation of $125,000 per year. In addition, the CFO was granted 750,000 restricted shares of the Company’s common stock, which vest equally over the term of the agreement, beginning in May 2007.

4.	Property and Equipment

The Following Table Summarizes the net book value of the components of our property and equipment, including royalty interests in mineral properties, as of June 30th, 2006.

Royalty Interest in Mineral Properties
as of June 30th, 2006
($ in 000's)
		Accumulated
		Depreciation &
	Gross	Amortization	Net
Production stage royalty interests
Williams mine	$3,709	(365)	$3,344
Don Mario mine	3,460	(346)	3,114
El Limon mine	2,132	(154)	1,979
Joe Mann mine	413	(45)	368
	$9,714	(910)	$8,804
Development Stage Royalties
Dolores resource	$3,597	-	$3,597
Relief Canyon mine	2,843	-	2,843
Lluvia Del Oro property	788	-	788
	$7,229		$7,229
Exploraration Stage
Seguenega	3,587		$3,587
Night Hawk Lake Property	-
Marmato	-
Hot Pot	-
Fletcher Junction	-
Total royalty interests in mineral properties	$20,530	$ (910)	$19,620

Equipment ($ in 000’s)	$6.1	$ (1.1)	$5.0
Total Property and Equipment	$20,536	$ (911)	$19,625

The Company incurred depreciation and amortization expense of $910,657 during the quarter ended June 30, 2006.

Discussed below is the status of each of our royalty interests in mineral properties.

Williams Mine – We own a 0.72% NSR on the Williams Mine which is located 350 kilometres east of Thunder Bay, Ontario, Canada. The NSR covers the underground operations and a portion of the open pit operations. The mine is jointly owned and operated by Teck Cominco Ltd. (50%) and Barrick Gold Corporation Ltd.(50%). The mine is currently operating.

Don Mario Mine – We own a 3.0% NSR on the Don Mario Mine. The mine is owned by Orvana Minerals Corp., and is currently operating. The Don Mario Mine is located within the San Juan Canton, of the province of Chiquitos, in eastern Bolivia.

El Limon/La India – We own a 3.0% NSR on the El Limon mine and La India resource. The mine is owned by Glencairn Gold Corporation. The El Limon Mine is currently operating. The La India resource is currently being explored. The El Limon Mine is located in Northwester Nicaragua, approximately 140 kilometers form the capital Managua.

Joe Mann Mine – We own a 1% NSR on the Joe Mann mine. The mine is owned by Campbell Resources Inc. The mine is currently operating and is located approximately 550 km north of Montréal, Quebec.

Dolores Reserve – We own a 1.25% NSR on gold production from the Dolores Resource.

The resource is owned by Minefinders Corporation Ltd. Construction of the mine is in process, with a start-up date expected in the third quarter of 2007. Dolores is located in Mexico, in the state of Chihuahua.

Relief Canyon Mine – We own a 4.0% NSR on the Relief Canyon Mine – The mine is owned by Newgold Inc. The mine is scheduled to re start by mid 2007 according to the mine operator, Newgold Inc. The mine is located approximately 110 miles northeast of Reno, Nevada.

Lluvia Del Oro – We own a 3.0% NSR on the Lluvio del Oro Mine. The property is owned by a private Mexican company. We carry our interest on the mine as a development stage asset, since the mine was previously in production, is currently on care and maintenance, and we anticipate a restart of the mine within the next 12-18 months.

Seguenega Property – We own a 3.0% NSR on the Sega property. The property is owned by Orezone Resources Inc. Orezone has spent in excess of $5.0 million in exploration over the past 3 years. Orezone has the option to purchase (buy back) up to two thirds of our royalty interest (i.e. from 3% to 1%) for $2.0 million, prior to starting production. The property is located in Burkina Faso.

Night Hawk Lake Property, Marmato, Hot Pot and Fletcher Junction are all early stage exploration properties. We will update as needed based on further exploration work by the property owners.

5.	Notes Payable

Gold Loan Facility

On April 25, 2006 the Company received an 11,750 ounce gold loan facility from Macquarie Bank Limited. The Company sold the gold on the open market at $587.90 per ounce on April 10, 2006 for total proceeds of $6,907,825. The gold loan facility calls for the Company to repay Macquarie Bank in sixteen quarterly installments of 907 ounces beginning May 15, 2006 with a final installment of 488 ounces due on May 15, 2010 for total consideration of 15,000 ounces. The loan is collateralized by the acquired royalty interests in mining properties. Additionally, under the terms of the Gold Facility, on each Gold Delivery Date, we are required to make an additional and mandatory pre-delivery of Gold, determined in accordance with and subject to the following conditions:

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

Bridge Loan Facility

On April 25th, 2006, the Company entered into a bridge loan agreement with Macquarie Bank Limited for $4,000,000. The bridge loan carries a 12% annual interest rate, interest is accrued until maturity, and the loan is due December 31, 2006. The loan carries a one-time extension option through March 31, 2007. The loan is collateralized by the acquired royalty interests in mining properties.

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

The following table illustrates the Company’s future obligations as of June 30, 2006:

Year	Principal	Interest	Total
2007	5,319,307	1,172,145	6,491,452
2008	3,546,660	708,388	4,255,048
2009	1,759,095	373,805	2,132,900
2010	1,752,764	133,806	1,886,570
Total	12,377,826	2,388,144	14,765,970

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

The following table illustrates the warrant activity as of June 30, 2006:

	As of 6/30/2006		2005
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of the year	1,500,000	$ - 0.25	-	$ -
Issued	14,681,449	$0.31	1,500,000-	$ 0.25 -
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, end of the period	16,181,449	$ 0.3045	1,500,000	$ -0.25
Currently exercisable	16,181,449	$ 0.3045	1,500,000	$ 0.25

Stock warrants outstanding and exercisable as of June 30th , 2006 are as follows:
		Weighted	Average	Number of	Weighted
Range of	Number of	Average	Remaining	Warrants	Average
Exercise	Warrants	Exercise	Contractual	Vested	Exercise
Price	Outstanding	Price	Life (Years)	(Exercisable)	Price
$0.25	1,500,000	$0.25	1.75	1,500,000	$ 0.25
$0.31	14,681,449	0.31	5.00	14,681,449	0.31

8.	Income Taxes

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry- forwards a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.

The Company has incurred a taxable net loss of $2,278,672 as of June 30, 2006 that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. This net operating loss carry- forward will begin to expire in the year 2024. As of June 30, 2006 the entire future tax benefit has been offset by a valuation allowance.

9.	Pro Forma Financial Information

On April 26, 2006 the Company acquired certain royalty interests in mineral properties. The following is pro-forma condensed operating data which portrays the results of operations as if the transaction had occurred at the beginning of each period presented:

	Six months ended June 30
	2006	2005
Net revenue	$ 1,549,274	$ 1,132,000
Depreciation and amortization	(910,709)	(664,999)
Operating income/(loss)	(2,689,715)	134,589
Other expenses	(4,239,654)	(10,082)
Pro-forma net income/(loss)	(6,969,853)	124,507
Pro-forma net income/(loss) per share – basic	$ (0.13)	$ 0.01
Pro-forma net income/(loss) per share – diluted	$ (0.13)	$ nil
Weighted average shares outstanding – basic	52,068,816	41,030,000
Weighted average shares outstanding - diluted	52,068,816	44,030,000

10.      Loss per Share

            The Company's loss per share of common stock is based on the weighted average number of common shares outstanding at the financial statement date consisting of the following:

June 30, 2006
BASIC LOSS PER SHARE:
Net loss (numerator)	$ (6,969,853)
Shares outstanding (denominator)	52,068,816
Loss per basic share	$ (0.13)
FULLY DILUTED LOSS PER SHARE:
Net loss (numerator)	$ (6,969,853)
Shares outstanding (denominator)	52,068,816
Loss per diluted share	$ (0.13)

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

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding projected production estimates from the operators of our royalty properties, the adequacy of financial resources and funds to cover anticipated expenditures for general and administrative expenses as well as capital expenditures and costs associated with business development, the potential need for additional funding for acquisitions, our future capital commitments and our expectation that substantially all our revenues will be derived from royalty interests. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

•	changes in gold and other metals prices;

•	the performance of our producing royalties;

•	decisions and activities of the operators of our royalty properties;

•	unanticipated grade, geological, metallurgical, processing or other problems at these properties;

•	changes in project parameters as plans of the operators are amended or refined;

•	changes in estimates of reserves and mineralization by the operators of our royalty properties;

•	future financial needs;

•	Economic and market conditions;

•	the availability and size of acquisitions; and

other factors described elsewhere in our Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission (the “SEC”). Most of these factors are beyond our ability to predict or control. We disclaim any obligation to update any forward-looking statement(s) made herein. Readers are cautioned not to put undue reliance on forward-looking statements in making any analysis or decision(s), whether financial, investment, or otherwise.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2005 Annual Report on Form 10-K.

We refer to “NSR” or Net Smelter Royalty throughout this MD&A. A Net Smelter Royalty (“NSR”) is a royalty payment made by a producer of metals, to the royalty holder, based on a fixed percentage of gross mineral production from the property, less a deduction of certain smelter and refining costs, if any.

Overview

Battle Mountain Gold Exploration Corp. (“Battle Mountain”, the “Company”, “we”, “us”, or “our”), together with its subsidiaries, is engaged in the business of acquiring and managing precious metals royalties. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue from the project after deducting specified costs, if any.

We seek to acquire existing royalties or to assist in the financing of projects that are in production or near production in exchange for royalty interests. We expect that substantially all of our revenues are and will be derived from royalty interests. We do not conduct mining operations at this time.

During the quarter ended June 30, 2006, we focused on the integration and management of the royalty assets which we acquired on April 26, 2006, as well as the divesture of our interest in the Pediment LLC exploration business. The acquisition of IAMGOLD Corporations’ gold royalty assets was completed on April 26, 2006. The acquisition consisted of eleven Net Smelter Royalty (“NSR”) interests in four producing stage mines (Williams mine, Don Mario mine, El Limon mine and Joe Mann mine), three development stage resources, (Dolores resource , Relief Canyon mine and Lluvia del Oro property) and three exploration stage properties (Seguenaga, Marmato, and Night Hawk Lake) and one mine in reclamation (Vueltas del Rio). The purchase price was $21,850,000, which was funded from the following sources:

Sources
Gold Loan	$6,907,825
Bridge Loan	$4,000,000
Seller note (subordinated exchangeable debenture)	$2,000,000
Common shares issued to seller	$6,000,000
Common shares issued for cash	$3,499,142
Total Sources of funds	$22,406,967

Uses
Purchase of Royalty Assets	$21,850,000
Fees and expenses	$292,254
Working Capital	$264,713
Total Uses of funds	$22,406,967

We also announced the agreement to divest our interest in our Pediment LLC exploration partnership to our joint venture partner on June 21, 2006. The transaction closed on July 14, 2006. Consideration for the sale consisted of (a) the cancellation of 7,800,000 previously issued shares of the Company’s Common Stock and (2) the granting to the Company by Pediment of a 1.25% Net Smelter Royalty on the Hot Pot and a 1.25% Net Smelter Royalty on the Fletcher Junction exploration projects in Nevada.

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

Williams Mine – We own a 0.72% Net Smelter Royalty (“NSR”) on the Williams Mine (located 350 kilometres east of Thunder bay, Ontario, Canada) which covers the underground operations and a portion of the open pit operations. The mine is jointly owned and operated by Teck Cominco Ltd. (50%) and Barrick Gold Corporation Ltd. (50%) and is currently operating. Royalty revenues are received in Canadian dollars from the Williams mine. The mine has been operating since the fall of 1985, and is considered part of the Hemlo operations, which also include the David Bell mine. The mill, located at the Williams Mine, processes ore for both the Williams and David Bell mines. The Williams mine is primarily an underground operation, with some open pit mining. The property comprising the Williams mine includes 11 patented mining claims and 6 leased claims. The mine covers a surface area of approximately 270 hectares, and the mine is currently one of the largest gold mines in Canada. Over the past 5 years, the average annual gold production from the Hemlo operations was 528,000 ounces, with 460,000 of gold produced in 2005. The mill started production in 1985 at a rate of 3,000 tonnes per day, and currently operates at a rate of 10,000 tonnes per day. The current mine plan calls for mining operations to continue until 2011.

Don Mario Mine – We own a 3.0% NSR on the Don Mario mine. The mine is owned by Orvana Minerals Corp., and is currently operating. Royalty payments are received in US dollars from the Don Mario mine. The Don Mario Mine is located within the San Juan Canton, of the province of Chiquitos, in eastern Bolivia. Access to the property is by air from the city of Santa Cruz de la Sierra, or by road (460 road km). On January 11, 2002, Compania Minera del Sur (Comsur), one of the largest privately held mining Companies in Bolivia, completed the purchase of a majority interest in Orvana, and has since been managing and supervising the exploration, development and mining activities carried on at the Don Mario property. The Don Mario property consists of two zones, the Lower

Mineralized Zone (LMZ) and the Upper Mineralized Zone (UMZ). The LMZ is currently being mined, while the UMZ is the subject of a pre-feasibility study currently being completed. The Don Mario Mine has been in operation since 2003. The mine produced 48,228 ounces of gold in 2004, and 68,769 ounces of gold in 2005. The mine life estimate, based on the resources in the LMZ, is approximately five years, at an assumed production rate of 75,000 ounces per year. The mine life estimates may change pending the results of the pre-feasibility study on the UMZ, which could become an additional resource on the property.

El Limon Mine/La India Resource – We own a 3.0% NSR on the El Limon mine and La India resource. The mine is owned by Glencairn Gold Corporation and is currently operating. The La India resource is currently being explored. Royalty payments are received in gold bullion from the El Limon mine. The mine is located in Northwestern Nicaragua, approximately 140 kilometers form the capital Managua. The property consists of 14 mining concessions, all of which are covered by the royalty. Since 2002, the mine has produced an average of 46,593 ounces of gold per year. Based on publicly available information from the mine owner, current estimates on mine life (which do not include the La India resource or any additional resources from the property which is still being explored) is approximately 5 years.

Joe Mann Mine – We own a 1% NSR on the Joe Mann mine. The mine is owned by Campbell Resources Inc and is located approximately 550 km north of Montréal, Quebec. The mine is currently operating. Royalty payments are received in gold bullion from the Joe Mann Mine. Based on publicly available information from the operator, current reserves are 26,371 ounces and measured and indicated resources are 113,130 ounces. The mine produced approximately 29,640 ounces of gold in 2005.

Dolores Resource – We own a 1.25% NSR on gold production from the Dolores Resource. The resource is owned by Minefinders Corporation Ltd. Construction of the mine is in process, with a start-up date, (according to Minefinders), expected early in the third quarter of 2007. The Dolores resource is located in Mexico, in the state of Chihuahua. Based on recent publicly available data from Minefinders, the estimated annual gold production from the Dolores mine, will be approximately 120,000 ounces per year over an estimated mine life of over 12 years.

Relief Canyon Mine – We own a 4.0% NSR on the Relief Canyon Mine – The mine is owned by Newgold Inc. The Relief Canyon mine is an open-pit, heap leaching operation located approximately 110 miles northeast of Reno, Nevada. Based on past exploration by Newgold, Inc. and others, Newgold believes the Relief Canyon Mine presents the potential for gold bearing ore deposits which will hopefully be validated through further exploration of additional mining claims. As of January 31, 2006 the Relief Canyon properties include 78 unpatented mining claims contained in about 1,000 acres. Newgold's operating plan is to place the most promising mining targets into production during the 2007 fiscal year, and use the net proceeds from these operations to fund expanded exploration and development of its entire property holdings. Once Newgold has achieved environmental compliance, they can proceed with the permits to commence full scale exploration and mining activities. The estimated time for completing the permitting process is between 9 months to 18 months. The mine is scheduled to re-start by mid 2007 according to Newgold.

Seguenega Property (“Sega”) – We own a 3.0% NSR on the Sega property. The property is owned by Orezone Resources Inc. and is located in Burkina Faso. This is an advanced stage exploration property. Orezone has spent in excess of $5.0 million in exploration over the past three years. Orezone has the option to purchase from us up to two thirds of our royalty interest (i.e. from 3% to 1%) for $2.0 million, prior to putting the resource into commercial production.

Lluvia del Oro Property – We own a 3.0% NSR on the Lluvio del Oro property (“Lluvia”). The property is owned by a private Mexican company. This former open-pit gold and silver mine is currently on care and maintenance. In April 2006, Columbia Metals signed a letter of intent purchase the Lluvia mine with the intent of placing the mine back into production. Preliminary historic resource estimates show 4,600,000 tonnes of 0.82g/t and 4,500,000 tonnes of 0.95g/t. The property currently includes an open-pit, two leach pads, and a recovery plant.

Night Hawk Lake Property, Marmato, Hot Pot and Fletcher Junction are all early stage exploration properties.

Recent production statistics for the operating mines in which we hold royalty interests.

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

Joe Mann Mine

During the first quarter of 2006, the Joe Mann Mine produced 3,464 ounces of gold. This is below the previous quarter’s production of 5,577 and 7,410 ounces for the same period of last year. During the quarter, difficult ground conditions were encountered which result in the mining of lower grade ore. During the second quarter of 2006, the mine produced 4,265 ounces of gold.

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

Total gross royalty income by mine for the period of January 15, 2006 to March 31, 2006 is as follows:

Williams mine	$267,859
El Limon mine	$131,442
Don Mario mine	$359,457
Joe Mann mine	$38,752
Total royalties for the period ending March 31, 2006	$797,510

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

For the six months ended June 30 2006, total royalty revenues were $1,549,273 consisting of $517,859 from our royalty on the Williams mine, $692,282 from our royalty on the Don Mario mine, $280,985 from our royalty on the EL Limon mine, and $58,148 from our royalty on the Joe Mann mine. We did not have any royalty income for the period ending June 30, 2005.

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

During the quarter ended June 30, 2006, liquidity needs were met from royalty revenues, excess proceeds from the financing of the royalty asset acquisition, (sources of financing included a gold facility, bridge loan facility and a subordinated exchangeable debenture – described below), and our available cash resources.

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

Bridge Loan Facility

On April 25th, 2006, the Company entered into a bridge finance facility agreement with Macquarie Bank Limited for $4,000,000. The bridge finance facility carries a 12% annual interest rate, interest is accrued until maturity, and the loan is due on the earlier of (i) December 31, 2006 and (ii) within 30 days after receipt of proceeds from a public offering of the shares of the Company. The facility carries a one-time extension option through March 31, 2007, at Macquarie Bank Limited’s sole discretion. The loan is collateralized by the acquired royalty interests in mining properties. Our current operations are not sufficient to meet this obligation. We are seeking additional financing to refinance the above obligation.

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

The following table illustrates our future obligations as of June 30, 2006

Obligation	Current	1-3 Years	4 Years
Gold loan facility (1)	1,319,307	5,326,478
Bridge loan facility (2)	4,240,000
Convertible debenture (3)	121,469	2,122,147
Total	5,680,776	7,448,625
</
(1)	Assumes a spot gold price of $587.90 per ounce and is payable in gold quarterly. Total remaining obligation is 13,084 ounces .

(2)	Includes interest at 12% per annum and is payable December 2006.

(3)	Includes interest at 6% per annum and may be converted to 4,000,000 shares of company common stock.

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

Gold Price Per Ounce ($)

Year	High	Low
1997	$367	$283
1998	313	273
1999	326	253
2000	312	263
2001	293	256
2002	349	278
2003	416	320
2004	454	375
2005	447	411
2006 (up to June 30, 2006)	725	525

We are also subject to risks arising from the performance of the owners/operators of the mines and properties in which we have royalty interests.

RISK FACTORS

OUR AUDITORS PREVIOUSLY ISSUED GOING CONCERN OPINIONS ON OUR FINANCIAL STATEMENTS

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

Risks Relating to Our Common Stock

THE MARKET PRICE OF OUR COMMON STOCK HISTORICALLY HAS BEEN VOLATILE.

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

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SECURITIES AND EXCHANGE COMMISSION WHICH LIMITS THE TRADING MARKET IN OUR COMMON STOCK, MAKES TRANSACTIONS IN OUR COMMON STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR COMMON STOCK.

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

DATED: November 30, 2006

BATTLE MOUNTAIN GOLD EXPLORATION CORP.

By:	/s/ Mark Kucher
Mark Kucher Chief Executive Officer
By:	/s/ David Atkinson
David Atkinson Chief Financial Officer