Form 10QSB/A
period 2006-06-30
Battle Mountain Gold Exploration Corp.
filed 2007-01-26
CIK 1162177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 2

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30th, 2006
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from --------- to -----------

Commission file number 000-50399

BATTLE MOUNTAIN GOLD EXPLORATION CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	86-1066675
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One East Liberty Street, 6th Floor, Suite 9 Reno, Nevada 89504
(Address of principal executive offices)

(775) 686-6081
(Registrant's telephone number)

N/A
(Former name and address)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of July 31st, 2006, the issuer had 63,346,449 shares of common stock issued and outstanding.

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION

BALANCE SHEET

(unaudited)

The Accompanying Notes are an Integral Part of the Financial Statements

ASSETS
June 30, 2006
(Restated)
Current Assets
Cash - unrestricted	$ 22,318
Cash - restricted	387,009
Accounts receivable	566,690
Deferred charges (restated)	529,385
Total current assets	1,505,402
Property and equipment
(net of accumulated depreciation & amortization of $911,100; restated)	18,827,505
Other Assets
Deferred charges (restated)	134,134
Deposits	295
Total other assets	134,429
Total assets (restated)	$ 20,467,336
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 123,747
Accrued interest	176,202
Bridge loan payable	4,000,000
Income tax payable	40,484
Note payable - current maturity	1,319,307
Related party payables	14,902
Total current liabilities	5,674,642
Long-Term Liabilities
Convertible debentures	2,000,000
Note payable	5,326,478
Total long-term liabilities	7,326,478
Total liabilities	13,001,120
Commitments and Contingencies	-
Stockholders' Equity
Preferred stock: 10,000,000 shares authorized ($0.001 par value)
none issued	-
Common stock, $.001 par value, 200,000,000 shares authorized
63,346,449 shares issued and outstanding	63,346
Additional paid-in-capital (restated)	12,953,434
Prepaid stock-based compensation	(14,272)
Accumulated other comprehensive deficit	(272,811)
Accumulated deficit (restated)	(5,263,481)
Total stockholders' equity	7,466,216
Total liabilities and stockholders' equity	$ 20,467,336

BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION

STATEMENT OF OPERATIONS

(unaudited)

The Accompanying Notes are an Integral Part of the Financial Statements

	For the Six Months Ended		For the Three Months Ended
	June 30, 2006 (Restated)	June 30, 2005	June 30, 2006 (Restated)	June 30, 2005
Royalty Revenue (restated)	$ 751,764	$ -	$ 751,764	$ -
Expenses
Depreciation and amortization	(910,709)	(94)	(910,657)	(47)
Professional and consulting	(2,291,254)	(247,969)	(2,144,067)	(135,110)
Travel and entertainment	(20,943)	(13,581)	(8,466)	(5,431)
Rent and office	(16,567)	(8,448)	(9,314)	(5,803)
General and administrative (restated)	(167,426)	(61,964)	(153,188)	(23,769)
Total operating expenses (restated)	(3,406,899)	(332,056)	(3,225,692)	(170,160)
Loss from operations (restated)	(2,655,135)	(332,056)	(2,473,928)	(170,160)
Other Income (Expense)
Interest expense (restated)	(390,916)	-	(390,916)	-
Foreign exchange loss	(622)		(622)
Unrealized loss	-	-		10,600
Loss on sale investments		(10,082)	-	(10,082)
Loss on gold payment	(63,199)	-	(63,199)	-
Total other expense (restated)	(454,737)	(10,082)	(454,737)	518
Loss before income taxes (restated)	(3,109,872)	(342,138)	(2,928,665)	(169,642)
Provision for income taxes	(40,484)	-	(40,484)	-
Net loss (restated)	$ (3,150,356)	$ (342,138)	$ (2,969,149)	$ (169,642)
Loss per share - basic and diluted	$ (0.06)	$ (0.01)	$ (0.05)	$ (0.01)
Weighted average shares outstanding-
basic and diluted	52,068,816	41,030,000	61,607,633	41,030,000
Comprehensive Loss
Net loss per statement of operations	$ (3,150,356)	$ (342,138)	$ (2,969,149)	$ (169,642)
Foreign currency translation adjustments	(3,048)	-	(3,048)	-
Unrealized loss on gold holdings and commitments	(269,763)	-	(269,763)	-
Comprehensive loss	$ (3,423,167)	$ (342,138)	$ (3,241,960)	$ (169,642)

Pro Forma Information:
Net loss as previously reported	(6,969,853)		(6,788,646)
Capitalized loan costs, net	663,519		663,519
Reversal of financing fees	3,953,488		3,953,488
Revenue reduction	(797,510)		(797,510)
Net loss, restated	$ (3,150,356)		$ (2,969,149)

BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30
	2006 (Restated)	2005
Cash Flows From Operating Activities
Net loss	$ (3,150,356)	$ (342,138)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and Amortization	910,709	94
Non-cash compensation	1,937,042
Foreign exchange loss	622	-
Loss on sale of investments		10,082
Decrease in prepaid expense	1,188
Increase in accounts receivable	(566,690)
Increase in accounts payable	94,544
Increase in accrued interest	176,202
Increase in income tax payable	40,484
Increase in deferred charges (restated)	(63,669)
Increase in related party payable	125,787	7,745
Net cash used in operating activities	(494,137)	(324,217)
Cash Flows From Investing Activities
Purchase of property and equipment	(3,319)	-
Purchase of royalty rights	(13,052,490)	-
Proceeds from sale of short term investments	-	25,718
Investment in mining properties	(98,825)	(630,794)
Net cash used in investing activities	(13,154,634)	(605,076)
Cash Flows from Financing Activities
Proceeds from issuance of related party notes payable	6,907,825	-
Principal payments on related party notes payable		(148,196)
Principal payments on notes payable	(529,999)
Proceeds from short term notes	4,000,000	-
Proceeds from issuance of common stock	3,439,119	460,000
Net cash provided by financing activities	13,816,945	311,804
Net increase (decrease) in cash and cash equivalents	168,174	(617,489)
Effect of exchange rates on cash and cash equivalents	(5,461)	-
Cash and cash equivalents at beginning of period	246,614	703,123
Cash and cash equivalents at end of period	$ 409,327	$ 85,634

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

During the quarter ended June 30, 2006 the Company issued 1,935,000 shares of common stock for Bridge Loan issuance costs totaling $599,850.

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

2.	Restatement

In December 2006 the Company’s management determined, after an additional review of certain transactions related to the acquisition of royalty assets in April 2006, that several revisions to the financial statements are required for the quarter ended June 30, 2006. These financial statements reflect restated amounts related to the following acquisition related transactions in accordance with US GAAP:

The Company previously expensed issuance costs as incurred related to obtaining certain financing. The financial statements have been revised in accordance with APB No. 21. The result of the revision reduced general and administrative expenses by $832,090 and increased deferred charges by $663,519 on a net basis. The difference of $168,571 is reflected in interest expense as a result of the amortization of the issuance costs on a straight-line basis over lives of the financing arrangements.

The Company has determined that previously recognized royalty revenue of $797,510 generated during the first quarter by certain royalty interests in mineral properties, prior to the Company obtaining ownership of the assets, should be restated to reflect the fact that the Company did not have ownership of the assets until after the quarter end. The resulting adjustment decreased revenue for the quarter by $797,510 and is consequently reflected as a reduction of the carrying amount of the royalty interests in mineral properties.

The Company previously recognized $3,953,488 of financing fees related to the fair value of warrants issued in conjunction with the Company’s common stock in a private placement. The Company’s management has determined this to be a capital transaction and has reversed the previously reported expense and allocated the amount to warrants as reflected on the balance sheet.

The net result of the above restatements reduced the Company’s net loss for the three and six months ended June 30, 2006 by $3,819,497 or $0.06 and $0.07 per share respectively; a reduction in total assets of $133,991 at June 30, 2006; a reduction in additional paid in capital of $3,953,488 at June 30, 2006; and a reduction in accumulated deficit of $3,819,497.

3.	Divestiture of Joint Venture

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

4.	Related Party Transactions

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

5.	Property and Equipment

The Following Table Summarizes the net book value of the components of our property and equipment, including royalty interests in mineral properties, as of June 30th, 2006.

Equipment	$ 6,115	$6,115	$ (1,093)	$5,022
Total Property and Equipment	$ 20,536,115	$ 19,738,605	$ (911,100)	$18,827,505

The Company incurred depreciation, depletion and amortization expense of $910,657 during the quarter ended June 30, 2006.

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

6.	Notes Payable

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

At June 30, 2006 the Company had unamortized deferred charges totaling $663,519 related to issuance costs to obtain the above financing arrangements. For the three and six months ended June 30, 2006 the Company amortized $168,571 of interest expense on a straight line basis over the lives of the financing arrangements.

7.	Capital Stock

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

8.	Warrants

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

For the quarter ended June 30, 2006 the fair value of these warrants was estimated to be $5,008,312, net of commission expense of $133,075, of which $1,054,824 is considered compensation expense and $3,953,488 has been allocated to warrants for balance sheet purposes.

The following table illustrates the warrant activity as of June 30, 2006:

	As of 6/30/2006		2005
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of the year	1,500,000	$ - 0.25	-	$ -
Issued	14,681,449	$0.31	1,500,000-	$ 0.25 -
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, end of the period	16,181,449	$ 0.3045	1,500,000	$ -0.25
Currently exercisable	16,181,449	$ 0.3045	1,500,000	$ 0.25

Stock warrants outstanding and exercisable as of June 30th, 2006 are as follows:

Range of Exercise Price	Number of Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Number of Warrants Vested (Exercisable)	Weighted Average Exercise Price
$0.25 $0.31	1,500,000 14,681,449	$0.25 0.31	1.75 5.00	1,500,000 14,681,449	$0.25 0.31
9.	Income Taxes

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

The Company has incurred a taxable net loss of $2,412,663 as of June 30, 2006 that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. This net operating loss carry-forward will begin to expire in the year 2024. As of June 30, 2006 the entire future tax benefit has been offset by a valuation allowance.

10.	Pro Forma Financial Information

On April 26, 2006 the Company acquired certain royalty interests in mineral properties. The following is pro-forma condensed operating data which portrays the results of operations as if the transaction had occurred at the beginning of each period presented:

	Six months ended June 30
	2006	2005
Net revenue	$ 1,549,274	$ 1,132,000
Depreciation and amortization	(910,709)	(664,999)
Operating income/(loss) restated	(1,857,625)	134,589
Other expenses (restated)	(454,737)	(10,082)
Pro-forma net income/(loss) (restated)	(2,352,846)	124,507
Pro-forma net income/(loss) per share – basic (restated)	$ (0.05)	$ 0.01
Pro-forma net income/(loss) per share – diluted (restated)	$ (0.05)	$ nil
Weighted average shares outstanding – basic	52,068,816	41,030,000
Weighted average shares outstanding – diluted	52,068,816	44,030,000

11.	Loss per Share

The Company's loss per share of common stock is based on the weighted average number of common shares outstanding at the financial statement date consisting of the following:

June 30, 2006
BASIC LOSS PER SHARE:
Net loss (numerator) (restated)	$ (3,150,356)
Shares outstanding (denominator)	52,068,816
Loss per basic share (restated)	$ (0.06)
FULLY DILUTED LOSS PER SHARE:
Net loss (numerator) (restated)	$ (3,150,356)
Shares outstanding (denominator)	52,068,816
Loss per diluted share (restated)	$ (0.06)

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

Results of Operations

Quarter Ended June 30, 2006, Compared to Quarter June 30, 2005

As part of the acquisition of the gold royalty assets, which was announced on November 28, 2005, (and was subsequently closed on April 25, 2006) it was agreed between the seller and the Company, that the Company would receive all accrued royalties from the operating mines from January 15, 2006 to close, except for the Joe Mann mine, where we received accrued royalties from November 2005. Generally, the receipt of royalty payments earned during a quarter, from the mine operators, can occur anywhere from 15 to 48 days following the quarter end or are received on a continuous basis (depending on how the particular royalty agreement is structured). The royalties which accrued to us from January 2006, until the transaction close were from the Williams mine, the Don Mario mine, the El Limon mine and the Joe Mann mine. The seller transferred to us all of the royalties the seller had received from January 15, 2006 to April 26, 2006, following the close of the transaction. The remaining royalties earned during Q1, were paid to us in Q2 directly, by the mine operator

Since the close of the transaction came after the end of the first quarter, royalty revenue from the acquired assets, that was accrued and received during the first quarter, has been restated as a reduction of the carrying amount of the royalty interests in mineral properties. . The table below shows the breakdown of the royalties earned and received by us from the period of January 15, 2006 to March 31, 2006. (except for revenue from the Joe Mann mine which includes royalties from November and December 2005).

Total gross royalty income by mine for the period of January 15, 2006 to March 31, 2006 is as follows:

Williams mine	$267,859
El Limon mine	$131,442
Don Mario mine	$359,457
Joe Mann mine	$38,752
Total royalties for the period ending March 31, 2006	$797,510

The gross royalty income of $797,510 has been applied to reduce the carrying amount of certian royalty interest in mineral properties (see note 5), since the royalty income was accrued and received prior to the close of the acquisition on April 25th, 2006.

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

For the quarter ended June 30, 2006 we recorded a net loss of $2,969,149 or $0.05 per basic share as compared to net a net loss of $169,642, or $0.01 per basic share, for the quarter ended June 30, 2005.

Total operating expenses increased to $3,225,692 for the quarter ended June 30, 2006, compared to $170,160 for the quarter ended June 30, 2005. The increase was primarily from several significant non- cash, non-recurring expenditures related to the acquisition of the gold royalty assets which occurred during the quarter, in addition to non-cash amortization expense related to the newly-acquired royalty assets.

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

General and administrative expenses increased to $153,188 for the quarter ended June 30, 2006, compared to $23,769 for the quarter ended June 30, 2005. The increase was primarily due to the inclusion of foreign withholding taxes related to royalties received from the Don Mario and El Limon mines, which we did not own for the quarter ended September 30, 2005. We expect to be subject to foreign withholding taxes as we continue to hold and acquire royalty interests in mining properties in certain foreign countries. Depreciation and amortization expense for the quarter ended June 30, 2006 was $910,657 vs. $47 for the quarter ended June 30, 2005. The increase is due primarily to the amortization of the purchase price of the acquired royalty assets. The amortization expense is calculated using a units of production method.

Interest expense for the quarter ended June 30, 2006 was $390,916, vs. zero during the period ending June 30, 2005. Interest expense is comprised of several components related to the financing arrangements used in acquiring our royalty interest. On a quarterly basis, the expense is comprised of gold payments on our gold facility that matures May 15, 2010: accrued interest on the Bridge facility that is due and payable on December 31, 2006, with a one time extension to March 31, 2007; accrued interest on the subordinated exchangeable debenture with IAMGOLD; and the amortization of issuance costs related to securing the Bridge and Gold Loan facilities that is comprised of both cash and non cash items. The cash portion of the interest expense ($46,143) relates to the May 15, 2006 payment on our gold loan facility, and represents the interest from April 26, 2006 to May 15, 2006 on the facility. The accrued interest expense of $176,202 is comprised of accrued interest related to the Gold loan (from May 15 to June 30, 2006), as well as accrued interest on the bridge loan facility and the subordinated exchangeable debenture for the quarter. The remaining interest expense is comprised of the amortization of issuance costs related to the Bridge and Gold Loan facilities.

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

Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005

For the six months ended June 30, 2006, we recorded a net loss of $3,150,356 or $0.06 per basic share, as compared to a net loss of $342,138, or $0.01 per basic share, for the six month ended June 30, 2005.

For the six months ended June 30 2006, total royalty receipts were $1,549,274 of which $797,510 were accrued and received prior to closing the acquisition and are considered a reduction of the purchase price of certain royalty interests, and $751,764 was recognized as revenue for the six month period. The receipts consisted of $517,859 from our royalty on the Williams mine, $692,282 from our royalty on the Don Mario mine, $280,985 from our royalty on the EL Limon mine, and $58,148 from our royalty on the Joe Mann mine. We did not have any royalty income for the period ending June 30, 2005.

Total operating expenses increased to $3,406,899 for the six months ended June 30, 2006, compared to $332,056 for the six months ended June 30, 2005. The increase was primarily due to several non-cash, non-recurring expenditures related to the acquisition of the IAMGOLD gold royalty assets which occurred during the quarter, in addition to the non-cash amortization expense related to the newly acquired royalty assets.

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

General and administrative expenses increased to $167,426 for the period ended June 30, 2006, compared to $61,964 for the period ended June 30, 2005. The increase was primarily due foreign withholding taxes related to royalties received from the Don Mario and El Limon mines,. which we did not own for the six months ended September 30, 2005. We expect to be subject to foreign withholding taxes as we continue to hold and acquire royalty interests in mining properties in certain foreign countries.

Depreciation and amortization expense for the six months ended June 30, 2006 was $910,709 vs. $94 for the six months ended June 30, 2005. The increase is due primarily to the amortization of the purchase price of the acquired royalty assets. The amortization expense is calculated using a units of production method.

Interest expense for the period ended June 30, 2006 was $390,916, vs. zero during the period ending June 30, 2005. Interest expense is comprised of several components related to the financing arrangements used in acquiring our royalty interest. On a quarterly basis, the expense is comprised of gold payments on our gold facility that matures May 15, 2010: accrued interest on the Bridge facility that is due and payable on December 31, 2006, with a one time extension to March 31, 2007; accrued interest on the subordinated exchangeable debenture with IAMGOLD; and the amortization of issuance costs related to securing the Bridge and Gold Loan facilities that is comprised of both cash and non cash items. The cash portion of the interest expense relates to the May 15, 2006 payment on our gold loan facility, and represents the interest from April 26, 2006 to May 15, 2006 on the facility. The cash and non cash fees related to securing the Bridge and Gold Loan facilities, of $832,090 have been capitalized as deferred charges, and will be written off over the term of the Bridge and Gold loan facilities respectively.

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

Liquidity and Capital Resources

At June 30, 2006, we had current assets of $1,505,402 compared to current liabilities of $5,674,642. $4,000,000 of current liabilities is from the bridge loan facility, which comes due on December 31, 2006. The Company has an option to extend the facility to March 31, 2007. Cash on hand of $409,327 consisted of approximately $387,000 held in restricted accounts with our senior lender, with the remaining cash held directly by the Company. Cash held with our senior lender is in US dollars, Canadian dollars and gold bullion. Cash held by the Company is held in both US and Canadian dollars. Under the terms of our Gold Loan Agreement, cash is released from the accounts to cover previously agreed upon corporate expenses, which is part of our annual budget. Accounts receivable consist entirely of royalties earned but not yet received as of the quarter end. Cash generated from operations was $(494,137) for the six months ended June 30, 2006.

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

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, our disclosure controls and procedures are adequately designed to ensure that material information required to be disclosed by our company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Subsequent to the Evaluation Date, we recognized that a restatement of our financial statements contained in this periodic report was required. Our Chief Executive Officer and Chief Financial Officer have concluded that, despite the restatement, our disclosure controls and procedures were effective as at the end of the period covered by this report. The restatement did not occur as a result of any inadequacy or lack of effectiveness of our disclosure controls and procedures.

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

one.

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

DATED: January 25, 2007

BATTLE MOUNTAIN GOLD EXPLORATION CORP.

By:	/s/ Mark Kucher
Mark Kucher
Chief Executive Officer
By:	/s/ David Atkinson
David Atkinson
Chief Financial Officer