Form 10QSB/A
period 2006-09-30
Battle Mountain Gold Exploration Corp.
filed 2007-01-26
CIK 1162177

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

ASSETS
September 30, 2006
(Restated)
Current Assets
Cash - unrestricted	$ 6,150
Cash - restricted	309,057
Accounts receivable	637,207
Deferred charges (restated)	288,363
Total current assets	1,240,777
Property and equipment
(net of accumulated depreciation & amortization of $1,366,459; restated)	18,372,139
Other Assets
Deferred charges (restated)	122,299
Deposits	295
Total other assets	122,594
Total assets	$ 19,735,510
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 50,487
Accrued interest	326,974
Bridge loan payable	4,000,000
Income tax payable	72,350
Note payable - current maturity	1,406,853
Related party payables	47,264
Total current liabilities	5,903,928
Long-Term Liabilities
Convertible debentures	2,000,000
Note payable	4,750,068
Total long-term liabilities	6,750,068
Total liabilities	12,653,996
Commitments and Contingencies	-
Stockholders' Equity
Preferred stock: 10,000,000 shares authorized ($0.001 par value)
none issued	-
Common stock, $.001 par value, 200,000,000 shares authorized
63,346,449 shares issued and outstanding	63,346
Additional paid-in-capital (restated)	12,953,434
Accumulated other comprehensive deficit	(100,811)
Accumulated deficit (restated)	(5,834,455)
Total stockholders' equity	7,081,514
Total liabilities and stockholders' equity	$ 19,735,510

BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION

STATEMENT OF OPERATIONS

(unaudited)

The Accompanying Notes are an Integral Part of the Financial Statements

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2006	September 30,	2006	September 30,
	(Restated)	2005	(Restated)	2005
Royalty Revenue (restated)	$ 1,636,040	$ -	$ 884,276	$ -
Expenses
Depreciation and amortization	(1,366,075)	(146)	(455,366)	(52)
Professional and consulting	(2,478,766)	(278,188)	(187,512)	(30,220)
Travel and entertainment	(31,502)	(34,783)	(10,559)	(21,202)
Rent and office	(26,835)	(10,837)	(10,268)	(2,388)
General and administrative (restated)	(266,929)	(74,422)	(99,503)	(12,457)
Total operating expenses (restated)	(4,170,107)	(398,376)	(763,208)	(66,319)
Income / (loss) from operations (restated)	(2,534,067)	(398,376)	121,068	(66,319)
Other Income (Expense)
Interest expense (restated)	(1,004,900)	-	(613,984)	-
Financing fees (restated)	-	(379,912)	-	(379,912)
Foreign exchange loss	(1,373)	-	(751)	-
Loss on sale investments		(10,082)	-	-
Loss on gold payment	(108,640)	-	(45,441)	-
Total other expense (restated)	(1,114,913)	(389,994)	(660,176)	(379,912)
Loss before income taxes (restated)	(3,648,980)	(788,370)	(539,108)	(446,231)
Provision for income taxes	(72,350)	-	(31,866)	-
Net loss (restated)	$ (3,721,330)	$ (788,370)	$ (570,974)	$ (446,231)
Loss per share - basic and diluted	$ (0.07)	$ (0.02)	$ (0.01)	$ (0.01)
Weighted average shares outstanding-
basic and diluted	55,828,027	41,196,667	63,346,449	41,030,000
Comprehensive Loss
Net loss per statement of operations	$ (3,721,330)	$ (788,370)	$ (570,974)	$ (446,231)
Foreign currency translation adjustments	413	-	3,461	-
Unrealized loss on gold holdings and commitments	(101,224)	-	168,539	-
Comprehensive loss	$ (3,822,141)	$ (788,370)	$ (398,974)	$ (446,231)
Pro Forma Information:
Net loss as previously reported	(7,287,970)		(318,117)
Capitalized loan costs, net	410,662		-
Interest expense			(252,857)
Reversal of financing fees	3,953,488		-
Revenue reduction	(797,510)		-
Net loss, restated	$ (3,721,330)		$ (570,974)

BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2006 (Restated)	2005
Cash Flows From Operating Activities
Net loss (restated)	$(3,721,330)	$ (788,370)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation and amortization	1,366,075	146
Non-cash compensation	1,937,042
Issuance of stock warrants	-	379,912
Foreign exchange loss	1,373
Loss on sale of investments	-	10,082
Non-cash interest expense (restated)	189,188
Change in operating assets and liabilities
Decrease in prepaid expense	1,188
(Increase) in accounts receivable	(637,207)
Increase in accounts payable	21,284
Increase in accrued interest	326,974
Increase in income tax payable	72,350
Increase in related party payable	172,421	30,245
Net cash (used in) operating activities	(270,642)	(367,985)
Cash Flows From Investing Activities
Purchase of property and equipment	(3,319)	(264)
Purchase of royalty rights	(13,052,490)	-
Proceeds from sale of short term investments	-	25,718
Investment in mining properties	(98,825)	(630,794)
Net cash used in investing activities	(13,154,634)	(605,340)
Cash Flows from Financing Activities
Proceeds from issuance of notes payable	6,907,825	-
Principal payments on related party notes payable	-	(148,196)
Principal payments on notes payable	(852,869)
Proceeds from short term notes	4,000,000	-
Proceeds from issuance of common stock	3,439,119	744,330
Net cash provided by financing activities	13,494,075	596,134
Net increase (decrease) in cash and cash equivalents	68,799	(377,191)
Effect of exchange rates on cash and cash equivalents	(206)	-
Cash and cash equivalents at beginning of period	246,614	703,123
Cash and cash equivalents at end of period	$ 315,207	$ 325,932

Supplemental Information and non cash transactions

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

Basis of Consolidation

The consolidated financial statements include the accounts of Battle Mountain Gold Exploration Inc., and it’s recently incorporated and wholly – owned subsidiaries, BMGX(Barbados) Corporation, and Battle Mountain Gold (Canada) Inc. The Company’s wholly owned subsidiaries hold all the currently existing gold royalty assets. Intercompany transactions and account balances have been eliminated in consolidation.

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

In December 2006, the Company’s management determined, after an additional review of certain transaction related to the acquisition of royalty assets in April 2006, that several revisions to the financial statements are required for the period ended September 30, 2006. These financial statements reflect restated amounts related to the following transactions in accordance with US GAAP:

The Company previously expensed issuance costs as incurred related to obtaining certain financing. The financial statements have been revised in accordance with APB No. 21. The result of the change reduced general and administrative expenses by $832,090 for the nine months ended September 30, 2006 and increased deferred charges by $410,662 on a net basis. The difference of $421,428 is reflected in interest expense as a result of the amortization of the issuance costs on a straight-line basis over lives of the financing arrangements.

The Company has determined that previously recognized royalty revenue of $797,510 generated during the first quarter by certain royalty interests in mineral properties, prior to the Company obtaining ownership of the assets, should be restated to reflect the fact that the Company did not have ownership of the assets until after quarter end. The resulting adjustment decreased reported revenue for the nine months ended September 30, 2006 by $797,510 and the revenue amounts are consequently reflected as a reduction of the carrying amount of the royalty interests in mineral properties.

The Company previously recognized $3,953,488 of financing fees related to the fair value of warrants issued in conjunction with the Company’s common stock in a private placement. The Company’s management has determined this to be a capital transaction and has reversed the previously reported expense and allocated the amount to warrants as reflected on the balance sheet.

The net result of the above restatements reduced the Company’s net loss for the nine months ended September 30, 2006 by $3,566,640 or $0.06 per share and increased the net loss for the three months ended September 30, 2006 by 252,857 or $0.004 per share; a reduction in total assets of $386,848 at September 30, 2006; a reduction in additional paid in capital of $3,953,488 at September 30, 2006; and a reduction in accumulated deficit of $3,566,640 at September 30, 2006.

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

5              Property and Equipment

The Following Table Summarizes the net book value of the components of our property and equipment, including our royalty interests in mineral properties as of September 30th, 2006.

Equipment	$6,108	$6,108	$(1,398)	$ 4,710
Total Property and Equipment	$20,536,000	$19,738,598	$(1,366,459)	$18,372,139

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

The following table illustrates the Company’s future obligations as of September 30, 2006:

Year	Principal	Interest	Total
2007	5,406,853	1,087,516	6,494,369
2008	3,597,332	657,715	4,255,047
2009	1,816,726	316,174	2,132,900
2010	1,216,996	76,383	1,293,379

Total	12,037,907	2,137,788	14,175,695

Note: The above table includes principal and interest on the gold loan facility based on a gold price of $587.90 per ounce.

For the nine months ended September 30, 2006 the Company recognized an unrealized loss on the carrying amount of its gold loan facility of $101,224.

At September 30, 2006 the Company had unamortized deferred charges totaling $410,662 related to issuance costs to obtain the above financing arrangements. For the three and nine months ended September 30, 2006 the Company amortized $252,857 and $421,428 of interest expense, respectively, on a straight line basis over the lives of the financing arrangements.

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

8.            Warrants

The estimated fair value of warrants, using a lattice pricing model is based on the following assumptions.

	2006	2005
Expected Dividend yield	$ -0-	$-0-
Expected stock price volatility	90%	72%
Risk free interest rate	4.90%	4.00%
Expected life of warrants (years)	5.00	1.75

The following table illustrates the warrant activity as of September 30, 2006:

	As of 9/30/2006		2005
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of the year	1,500,000	$ 0.25	-	$ -
Issued	14,681,449	$0.31	1,500,000-	$ 0.25 -
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, end of the period	16,181,449	$ 0.3045	1,500,000	$ -0.25
Currently exercisable	16,181,449	$ 0.3045	1,500,000	$ 0.25

Stock warrants outstanding and exercisable as of September 30th, 2006 are as follows:

Range of Exercise Price	Number of Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Number of Warrants Vested (Exercisable)	Weighted Average Exercise Price
$0.25 $0.31	1,500,000 14,681,449	$0.25 0.31	1.50 4.75	1,500,000 14,681,449	$0.25 0.31
9.	Income Taxes

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

The Company has incurred a taxable net loss of $2,951,771 as of September 30, 2006 that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. This net operating loss carry-forward will begin to expire in the year 2024. As of September 30, 2006 the entire future tax benefit has been offset by a valuation allowance.

10.          Pro Forma Financial Information

On April 25, 2006 the Company acquired certain royalty interests in mineral properties. The following is pro-forma condensed operating data which portrays the results of operations as if the transaction had occurred at the beginning of each period presented:

	Nine months ended September 30
	2006	2005

Net revenue	$ 2,433,550	$ 1,962,888
Depreciation and amortization	(1,366,075)	(1,333,948)
Operating income / (loss)(restated)	(2,534,067)	(595,284)
Other expenses (restated)	(1,114,913)	(1,324,856)
Pro-forma net income / (loss)(restated)	(1,215,430)	(1,920,140)
Pro-forma net income / (loss) per share – basic and diluted (restated)	$ (0.02)	$ (0.04)

Weighted average shares outstanding – basic and diluted	55,828,027	41,030,000

11.           Loss per Share

The Company's loss per share of common stock is based on the weighted average number of common shares outstanding at the financial statement date consisting of the following:

Sept. 30, 2006
BASIC LOSS PER SHARE:
Net loss (numerator)(restated)	$ (3,721,330)
Shares outstanding (denominator)	55,828,027
Loss per basic share (restated)	$ (0.07)
FULLY DILUTED LOSS PER SHARE:
Net loss (numerator)(restated)	$ (3,721,330)
Shares outstanding (denominator)	55,828,027
Loss per diluted share (restated)	$ (0.07)

12.          Subsequent Events

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

Update on the Upper Mineralized Zone

Orvana Minerals Corp., announced on October 20th, 2006, the results of its Preliminary Feasibility Study for the Don Mario Mine’s Upper Mineralized Zone (“UMZ”). Completion of a mineral reserve estimate for the UMZ deposit, had proven and probable reserves totaling 5.45 million tonnes at average grades of 1.50% copper, 1.42 grams per tonne gold and 46.6 g/t silver. The mineral reserves, according to Orvana Minerals Corp., would a support a mine life of 7 years at a maximum production rate of 875,000 tonnes per annum. Payable metal production over the life of mine for the UMZ deposit, would be approximately 72,500 tonnes (160 million pounds) of copper, 236,600 ounces of gold, and 7,058,800 ounces of silver. Annual payable metal production would average 33,800 ounces of gold, 1,000,000 ounces of silver and 10,300 tonnes of copper. Project economics were based on $450 per ounce for gold, $7.00 per ounce silver, and $1.20 per pound copper. Battle Mountain’s 3.0% royalty covers all metals.

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

Results of Operations

Quarter Ended September 30, 2006, Compared to Quarter Ended September 30, 2005

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

For the quarter ended September 30, 2006 we recorded a net loss of $570,974 $(0.01)per share as compared to net a net loss of $446,231, or $(0.01) per share, for the quarter ended September 30, 2005.

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

Interest expense for the quarter ended September 30, 2006 was $613,984 vs. zero during the period ending September 30, 2005. Interest expense was comprised of cash expense of $210,355, accrued interest expense of $150,772 and $252,857 of amortized loan issuance costs. The cash portion of the interest expense relates to the August 15, 2006 payment on our gold facility, and represents the interest from May 15th to August 15, 2006 on the facility. The accrued interest is comprised of interest related to the Gold facility (from August 15th to September 30th, 2006), as well as accrued interest on the bridge facility and the subordinated exchangeable debenture for the quarter. The amortized loan issuance costs relate to fees paid to obtain the Bridge Loan and Gold Loan Facility that we capitalized and amortize on a straight line basis over the life of the loan.

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

Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005

For the nine months ended September 30, 2006, we recorded a net loss of $3,721,330 or or $(0.07) per share, as compared to a net loss of $788,370, or $(0.02) per basic share, for the nine months ended September 30, 2005.

For the nine months ended September 30 2006, total royalty receipts were $2,433,550, of which $797,510 was accrued and received prior to closing the acquisition and is considered a reduction of the purchase price of certain royalty interests, and $1,636,040 was recognized as revenue for the nine month period. The receipts consisted of $807,058 from our royalty on the Williams mine, $1,088,771 from our royalty on the Don Mario mine, $463,092 from our royalty on the EL Limon mine, and $74,629 from our royalty on the Joe Mann mine. We did not have any royalty income for the period ending September 30th, 2005.

Total operating expenses increased to $4,170,107 for the nine months ended September 30, 2006, compared to $398,376 for the nine months ended September 30, 2005. The increase was primarily due to several non-cash, non-recurring expenditures related to the acquisition of the IAMGOLD gold royalty assets which occurred during the second quarter of 2006, in addition to the non-cash amortization expense related to the newly acquired royalty assets.

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

General and administrative expenses increased to $266,929 for the period ended September 30, 2006, compared to $74,422 for the period ended September 30, 2005. The increase was primarily due to foreign withholding taxes related to royalties received from the Don Mario and El Limon mines, which we did not own for the nine months ended September 30, 2005. We expect to be subject to foreign withholding taxes as we continue to hold and acquire royalty interests in mining properties in certain foreign countries.

Depreciation and amortization expense for the nine months ended September 30, 2006 was $1,366,075 vs. $146 for the nine months ended September 30, 2005. The increase is due primarily to the amortization of the purchase price of the acquired royalty assets. The amortization expense is calculated using a units of production method.

Interest expense for the period ended September 30, 2006 was $1,004,900, vs zero during the period ending September 30, 2005. Interest expense is comprised of several components related to the financing arrangements used in acquiring our royalty interest. On a quarterly basis, the expense is comprised of gold payments on our gold facility that matures May 15, 2010: accrued interest on the Bridge facility that is due and payable on December 31, 2006, with a one time extension to March 31, 2007; accrued interest on the subordinated exchangeable debenture with IAMGOLD; and the amortization of issuance costs related to securing the Bridge and Gold Loan facilities that is comprised of both cash and non cash items. The cash portion of the interest expense relates to the August 15, 2006 payment of our gold loan facility, and represents the interest accrued from May 15, 2006 to August 15th 2006 on the facility.

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

Liquidity and Capital Resources

At September 30, 2006, we had current assets of $1,240,777 compared to current liabilities of $5,903,928. $4,000,000 of the current liabilities is from the bridge facility, which comes due on December 31, 2006. The facility carries a one-time extension option through March 31, 2007, which is at Macquarie Bank Limited’s sole discretion. Cash on hand of $315,207 consisted of approximately $309,057 held in restricted accounts with our senior lender, with the remaining cash held directly by the Company. Cash held with our senior lender is in US dollars, Canadian dollars and gold bullion. Cash held by the Company is held in both US and Canadian dollars. Under the terms of our Gold facility agreement, cash is released from the accounts to cover previously agreed upon corporate expenses, which are part of our annual budget. Accounts receivable consist entirely of royalties earned but not yet received as of the quarter end. Cash used in operations was $270,642 for the nine months ended September 30, 2006.

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

DATED: January 25, 2007

BATTLE MOUNTAIN GOLD EXPLORATION CORP.

By: /s/ Mark Kucher

Mark Kucher,

Chief Executive Officer

By: /s/ David Atkinson

David Atkinson

Chief Financial Officer