Form 10KSB
period 2006-12-31
Battle Mountain Gold Exploration Corp.
filed 2007-04-13
CIK 1162177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  000-50399

BATTLE MOUNTAIN GOLD EXPLORATION CORP.
(Name of small business issuer in its charter)

Nevada	86-1066675
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One East Liberty Street, 6th Floor, Suite 9, Reno, NV	89504
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  775.686.6081

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)
Preferred Stock, par value $0.001
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
(Check one):	Yes [	];	No ☒.

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No [X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $2,394,600

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

33,593,310 common shares @ $0.4955(1) = $16,645,485

(1) Average of bid and ask closing prices on March 16, 2007.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

64,070,442 common shares issued and outstanding as of March 16, 2007.

No preferred shares issued and outstanding as of March 16, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):	Yes [	];	No ☒.

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Battle Mountain" mean Battle Mountain Gold Exploration Corp., unless otherwise indicated.

Business Development

General Overview

We are a royalty company engaged in acquiring and managing royalty assets for precious metals. We were previously involved in the business of exploring for precious metals on properties in which we held interests in the State of Nevada. Due to the inability to run this business at a profit and the difficulty in attracting additional capital on terms favorable to existing shareholders, we ceased operation of this business as a result of recent acquisitions.

Corporate History

Our company was incorporated in the State of Nevada on November 30, 2001, under the name Hudson Ventures, Inc.

On September 9, 2004, we completed a reverse merger transaction with Battle Mountain Gold Exploration, Incorporated (a Nevada corporation) that had been formed as a private company in the business of mineral exploration. As part of the acquisition we changed our name to Battle Mountain Gold Exploration Corp.

In April 2004, we completed a 10 for 1 forward stock split.

Our common shares commenced trading on the OTCBB on October 7, 2004 and now trade under the symbol “BMGX”.

On June 8, 2004, Battle Mountain entered into a joint venture with Nevada Gold Exploration Solutions, LLC, a Nevada limited liability company and a related party, to form Pediment Gold, a Nevada limited liability company, to explore the Nevada great basin physiographic area using a proprietary water chemistry database, developed by Nevada Gold Exploration Solutions. Pediment Gold’s operations were focused on northern and central Nevada and have identified over thirty areas of gold exploration potential established in two specific areas known as the Fletcher

Junction Project Area located in Mineral County, Nevada and the Hot Pots Project Area located in Humboldt County, Nevada.

Our Current Business

Subsequent to our year end, on February 28th, 2007, we entered into an agreement with Royal Gold, Inc. whereby Royal Gold agreed to acquire 100% of the fully diluted shares of our company in consideration for approximately 1.57 million shares of Royal Gold common stock in a merger transaction. This represents a value of $0.60 per fully diluted share of our company, or a 29% premium compared to the 20-day weighted average trading price of our company as of Friday, February 23, 2007. The proposal is subject to satisfactory completion of due diligence, definitive documentation, and receipt of a fairness opinion satisfactory to Royal Gold’s board of directors, among other conditions.

On March 23, 2007, we received a loan from Royal Gold, Inc. in the amount of $13,914,552.39, of which $4,464,552 was paid, on our behalf, to Macquarie Bank Limited and $9,450,000 was placed under escrow. On March 28, 2007, we entered into a Bridge Finance Facility Agreement with Royal Gold ("Facility Agreement") pursuant to which we will be able to borrow up to $20 million in bridge financing to satisfy debt obligations and to finance royalty acquisitions. The promissory note issued to Royal Gold in connection with the $13,914,552 loan was superseded by a secured promissory note issued pursuant to the Facility Agreement, with the loan constituting an advance under the Facility Agreement. Amounts outstanding under the bridge facility will be convertible at any time into Company common stock at Royal Gold’s election, at $0.60 per share. The bridge facility will mature on March 28, 2008. The maximum amount of availability under the bridge facility will be reduced to $15 million in the event we do not acquire an identified royalty interest. Interest on advances will accrue at LIBOR Rate plus 3% per annum. To secure our obligations under the bridge facility, we and our subsidiary, BMGX (Barbados) Corporation, have granted to Royal Gold a security interest in most of our respective assets and we have pledged to Royal Gold our equity interests in our subsidiaries.

As previously disclosed on our Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on March 7, 2007, Battle Mountain accepted Royal Gold's proposal to acquire 100% of the fully diluted shares of Battle Mountain for approximately 1.57 million shares of Royal Gold common stock in a merger transaction.  The proposal is subject to satisfactory completion of due diligence, definitive documentation, and receipt of a fairness opinion satisfactory to Royal Gold’s Board of Directors, among other conditions.

On March 28, 2007 we completed the acquisition of the 2% Net Smelter Royalty (“NSR”) on all of the gold and silver production from Minfinders Corporation Limited’s (Minefinders) Dolores Mine in Chihuahua, Mexico. This acquisition complements our existing 1.25 % NSR on the gold production from the Dolores Mine.

The acquisition cost of the Dolores 2% NSR, for $9.45 million and a concurrent pay down of the Macquarie Bridge Facility (principal and accrued interest of $4.464 million) was financed by the $13.9 million bridge facility from Royal Gold.

At December 31, 2006 we entered into the following significant transactions which resulted in our current operations:

On June 20, 2006, we announced an agreement to divest our interest in our Pediment Gold exploration partnership to our joint venture partner. In exchange for our previous interest in Pediment, we rescinded a transaction involving 7,800,000 previously issued and outstanding restricted shares of our common stock and, as consideration for such rescission, we obtained a 1.25% net smelter royalty on any future production, if any, of the Hot Pots and Fletcher Junction Exploration Projects. The rescission included 3,000,000 shares that had been previously placed in escrow under the terms of an agreement in which we were to obtain 100% control of Pediment Gold LLC and its water technology. The 7,800,000 shares were cancelled.

In addition to the foregoing, and as a result of our recent acquisition of certain gold royalty assets from IAMGOLD Corporation, we are now engaged in the business of acquiring and managing precious metals royalties. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue from the project after deducting applicable costs.

We have acquired, and will continue to seek to acquire, existing royalties or to finance projects that are in production or near production in exchange for royalty interests.

We expect that substantially all of our revenues will be derived from royalty interests. We do not conduct mining operations at this time, nor do we expect to conduct such operations in the foreseeable future. Since April 26, 2006, we have focused on the integration of our recently acquired royalty interests. As a result of such acquisitions, our financial results are dependent upon the prevailing price of gold and production from our royalty properties.

The royalty properties that we acquired from IAMGOLD Corporation include:

Property	Ownership	Royalty	Status	Description
Williams Mine	Teck Cominco Limited (50%), Barrick Gold Corporation (50%)	0.72% NSR	Operating	The Williams Mine is an open-pit and underground operation, and in 2006, produced approximately 290,000 ounces of gold. The mine life is estimated at 5 years.
El Limon Mine	Glencairn Gold Corporation (95%), Inversiones Mineras S.A. (5%)	3.0% NSR	Operating	El Limon is a fully mechanized underground mine and produced approximately 34,000 ounces of gold in 2006. The mine life is estimated at 5 years.
Don Mario Mine	Orvana Minerals Corporation	3.0% NSR	Operating	The Don Mario is an open-pit and underground mine in eastern Bolivia that produced approximately 80,000 ounces of gold in 2006. The mine life is estimated at 5 years.
Joe Mann Mine	Campbell Resources Incorporated	1.0% NSR on Gold Production	Operating	The Joe Mann Mine produced approximately 14,100 ounces of gold in 2006.
Dolores Reserve	Minefinders Corporation	1.25% NSR on Gold Production	Operations to begin mid-2007

In February 2006, Minefinders received an optimized bankable feasibility study and approved the mine construction on the Dolores Project. Mine construction is proceeding and the Mine is expected to begin full operations by Q3 2007. The mine plan estimates a 14 year mine life.

Relief Canyon Mine	Firstold Incorporated	4.0% NSR	In Permitting	Firstgold is moving towards placing the most promising mining targets into production during 2008.
La India Resource	Glencairn Gold Corporation (95%), Inversiones Mineras S.A. (5%)	3.0% NSR	Resource Development	Located approx. 40 km east of the El Limon Mine, the La India district consists of three mineral concessions totaling 9,330 hectares.
Seguenega Property	Orezone Resources Incorporated	3.0% NSR	Resource Development	The Sega Project is an advanced exploration project in northern Burkino Faso.
Marmato Properties	Mineros Nacionales S.A.	5.0% NSR	Exploration	A collection of properties located in the Marmato district, an established mining district in Columbia.
Night Hawk Lake Property	Selkirk Metals Corporation (40%), East West Resource Corporation (40%), Canadian Golden Dragon Resources Limited (20%)	2.5% NSR	Exploration	Exploration property in northern Ontario; no exploration activity since 2002.
Lluvia del Oro Mine	Private Company	3.0% NSR	Care and Maintenance	Former open-pit mine; currently on care and maintenance.
Vueltas de Rio Mine	Rio Narcea Gold Mines Limited	2.0% NSR	Reclamation	Mining ceased in March 2004.

In addition, we hold a 1.25% net smelter royalty on Hot Pots Project and Fletcher Junction Project as part of our Pediment joint venture divesture. The Hot Pots Project and the Fletcher Junction Project are both in the exploration stage as they are without proven and probable reserves and the proposed program is exploratory in nature. The work to date has included surface field examination and surface and subsurface (from water wells) water sampling. The program includes soil sampling and geophysical surveys. The exploration planning and current exploration efforts are based on the earlier identification of anomalous mineral concentrations in the subsurface ground water.

Key Royalty Assets:

Detailed Description of Royalty Properties:

Williams Royalty:

We own a 0.72% NSR royalty (the “Williams Royalty”) on the Williams Mine, located 350 kilometres east of Thunder bay, Ontario, Canada, and approximately 35 kilometres east of the town of Marathon. Access to the property is gained by travelling east on Trans Canada Highway 17, to the Town of Marathon, Ontario. From there, the Williams Mine is located an additional 35 km to the east, the highway lies along the Williams Mine southern claim border.

Geology and Mineralization:

The Williams Mine is within a lithologically, structurally and metamorphically distinct part of the upper calc-alkaline Heron Bay sequence of the Schreiber-White River greenstone belt. It consists of the A, B and C zones, three geographically distinct, north dipping pyretic gold deposits differing in size, lithology, structure, abundance and form of contained gold, and attendant metamorphic minerals. The three deposits are hosted by differing stratigraphic sequences which are bounded and offset by a vertically dipping, a northeast striking fault and two vertically dipping, east southeast striking faults. The A zone consists of thin lenses that initially contained 3 million tonnes grading 6.21 g/t of gold. The B zone is a thick lens with 40 million tonnes grading 6.45 g/t. The C zone contains 3.9 million tonnes grading 3.98 g/t, in several strata bound lenses with coarser grained felsic volcanic rock.

The Williams Mine is currently owned and operated equally by Teck Cominco Ltd. and Homestake Canada Inc., a wholly owned subsidiary of Barrick Gold Corp. The Williams Mine has been operating since the fall of 1985. The Williams Mine is part of the Hemlo Operations, which also include the David Bell Mine. The David Bell Mine is not included within our royalty interest. The mill, located at the Williams Mine, processes ore for both the Williams and David Bell Mine. The mill is currently operating as designed and undergoes regular maintenance.

The Williams Mine is primarily an underground operation, with some open pit mining. The property comprising the Williams Mine includes 11 patented mining claims and 6 leased claims. The mine covers a surface are of approximately 270 hectares. The Williams Mine is currently one of the largest gold mines in Canada. The mill started production in 1985 at a rate of 3,000 tonnes per day, and currently operates at a rate of 10,000 tonnes per day. The current mine plan calls for mining operations to continue until 2011.

Williams Mine Historical Production

Gold Production Hemlo Mines 2000-2006

Year	Williams Mine (Au oz)	David Bell Mine (Au oz)	Total Production (Au oz)
2001	447,000	168,000	615,000
2002	405,000	130,000	535,000
2003	412,000	124,000	536,000
2004			495,000
2005			460,000
2006			410,000

The mine operators, Teck Cominco Ltd. and Barrick Gold Corp., stopped reporting individual mine production in 2003. For 2004, 2005 and 2006, only the total production has been reported publicly.

Williams Mine Production Statistics 2003-2006

	2006	2005	2004	2003
Tonnes Milled	3,355,000	3503000	3662000	3576000
Grade (grams/tonne)	4.0	4.4	4.5	4.9
Mill Recovery (%)	94.2	93.7	94.0	95.0
Production (oz)	410,000	460,000	495,000	536,000
Cash costs per oz (US$)	$465	$336	$266	$239

The Williams open pit mine lies immediately above and adjacent to the underground mine, and ore from these two sources and the David Bell Mine is treated in the Williams Mill. The ore is commingled and the mines are both owned by the same partners. In 2001 the ratio of tonnage milled was 8,322 tonnes per day from Williams and 1,247 tonnes per from David Bell.

As of December 31, 2006, proven and probable reserves for the Williams Mine were 15,700,000 tonnes, with a grade of 2.23 g/t.

Don Mario Royalty:

We own a 3.0% NSR (the “Don Mario Royalty”) on the Don Mario Mine, which is located within the San Juan Canton, of the province of Chiquitos, in eastern Bolivia. Access to the property is by air from the city of Santa Cruz de la Sierra, or by road (460 road km) or by a combination of rail and road. Access to the mine from Santa Cruz is along the paved main east-west main Bolivian highway, that connects the capital La Paz, with the country of Brazil. The distance from Santa Cruz to San Jose de Chipuitos is approximately 280 km. From San Jose to the mine is approximately 180km, which takes approximately 5 hours, along paved roads to San Juan, and well maintained gravel roads.

The Don Mario Mine is owned by Orvana Minerals Corp., On January 11, 2002, Compania Minera del Sur (Comsur), one of the largest privately held mining companies in Bolivia, completed the purchase of a majority interest in Orvana, and has since been managing and supervising the exploration, development and mining activities carried on at the Don Mario Mine.

The Don Mario Mine consists of two zones, the Lower Mineralized Zone (LMZ) and the Upper Mineralized Zone (UMZ). The LMZ is currently being mined, while the UMZ is the subject of a pre-feasibility study recently completed by NCL S.A. of Santiago Chile.

Geology and Mineralization:

The Don Mario Mine is hosted in the southern portion of the Archean aged Brazilian Shield. The Brazilian Shield extends from Brazil through Guyana and into Venezuela and hosts some of the larger gold deposits in South America. The Brazilian Shield is comprised of Achaean and early to middle Proterozic rocks dominantly consisting of gneisses, migmatites and amphibolites of the Aventura Complex. The property lies within the southeast margin of the Sunsas Mobile Belt of the Brazilain-Bolivian shield, in a region characterized by highly deformed and metamorphosed Lower Proterozoic rocks.

Plant and Equipment:

The Don Mario process plant has been in operation since late 2003. The processing plant has a through put of 230,000 tonnes per year (630 tonnes per day). The mill processed 234,164 and 233,837 tonnes of ore in fiscal 2004 and 2005 respectively. The rock crusher, storage bins and CIL tanks continue to perform as designed.

Exploration:

The Don Mario Mine has been actively explored by Orvana since 1996, including several periods when joint venture partners completed the work program. Current exploration is focused on the UMZ. Orvana has recently completed a pre feasibility study on the UMZ, and is moving ahead with the completion of a feasibility study by the end of 2006 for the UMZ. Results from the Preliminary Feasibility Study for the Don Mario Mine’s UMZ include completion of a mineral reserve estimate for the UMZ deposit, with proven and probable reserves totaling 5.45 million tonnes at average grades of 1.50% copper, 1.42 grams per tonne gold and 46.6 g/t silver. The mineral reserves, according to Orvana Minerals Corp., would a support a mine life of 7 years at a maximum production rate of 875,000 tonnes per annum. Battle Mountain’s 3.0% royalty covers all metals.

The Don Mario Mine has been in operation since 2003. Production statistics for the LMZ for the years indicated are as follows:

Item	2006	2005	2004

Tonnes	253.930	233,837	234,166
Grade (g/t)	10.57	10.13	7.44
Recovery	92.8	90.2	86.1
Gold Ounces	80,028	68,759	48,228

As of September 30, 2006, Orvana reported proven and probable reserves for the LMZ of 1,017,504 tonnes, with a grade of 11.27 g/t.

El Limon Royalty

We own a 3.0% NSR on the El Limon Mine and La India Resource. The mine is owned by Glencairn Gold Corporation and is currently operating. In addition, the La India resource is currently being explored. Royalty payments are received in gold bullion from the El Limon Mine. The El Limon Mine is located in Northwester Nicaragua, approximately 140 kilometers form the capital Managua. The Pan American highway connects Managua to Leon, approximately 125km along the paved highway, and from there it is an additional 15km, to the village of El Limon, on a well maintained all season weather road. The property consists of 14 mining concessions, all of which are covered by the royalty.

Geology and Mineralization:

The El Limon and La India deposits are both examples of low-sulphidation, quartz-adularia, epithermal systems in Nicaragua, and are target types for the El Limon property. The host rocks for the vein and vein breccia structures are the volcanics of the Miocene-Pliocene Coyol Group. The veins are predominantly quartz with lesser amounts of calcite and minor adulara. There is less than 2% pyrite, trace amounts of chalcopyrite, sphalerite, arsenopyrite, gold tellurides and the gold is very fine and relatively uniformly distributed through the ore shoots.

Plant and Equipment:

The El Limon mill was constructed as a 1,000 tonnes per day CIP gold recovery plant. The mill productivity is limited by mine production, but has demonstrated that the mill is capable of sustaining a through put of 1,200 tonnes per day. The most recent engineering review (by Roscoe Postle and Associates) reported that Life of Mine Plan projections of mill performance is consistent with past achievements. The mill is capable of sustaining a 1,200 tonnes per day through put, if sufficient ore is available.

Exploration:

Since 2004, Glencairn has carried on an exploration program which consists primarily of diamond drilling. The exploration targets are low sulphidation epithermal quartz veins with gold mineralization, and the focus is on exploration and resource definition around the south end of the El Limon vein, and on finding the source for auriferous quartz boulders at Santa-Rosa-Uval. Additional early exploration drilling has been ongoing to test a number of the exploration targets within the El Limon concession.

Since 1941, El Limon has produced nearly 3 million ounces of gold. Since 2002, the mine has produced an average of 46,593 ounces of gold per year. The mine produced 34,400 ounces of gold in 2006. Based on the current mine plan, the mine life is estimated at 5 years, not including any future additional resource from El Limon or exploitation of the La India Resource. Glencairn has spent approximately $1,500,000 exploring the El Limon property in 2005 and 2006.

The La India gold district was mined by Noranda Mines until 1956 and produced 660,000 oz. Today the property consists of three mineral concessions totalling 9,330 hectares.

As of December 31, 2006, the proven and probable reserves were 1,178,000 tonnes, with a grade of 5.26 g/t.

Dolores Royalty

We own a 1.25% NSR on gold production from the Dolores Resource. On March 28, 2007, we completed the acquisition of an additional 2% Net Smelter Royalty (“NSR”) on all of the gold and silver production from the Dolores Resource. We now have a total NSR on Dolores of 3.25% on gold and 2% on silver production. The resource is owned by Minefinders Corporation Ltd. The Dolores property consists of nine contiguous mineral concessions covering approximately 27,700 hectares that are located in the westernmost part of the State of Chihuahua near the border with the state of Sonora. Access to the mine site is from Guerrero, a small city located along the main east-west paved Mexican highway 110 km west of Chihuahua. From there, the paved road continues northerly 210 km to the town of Madera. The property is reached from Madera by 90 km of very poor gravel and dirt logging roads. Narrow winding dirt roads provide access throughout the area. Access to the property can also be by utilizing the light aircraft landing on a dirt strip located about eight km from the mine site. Minefinders is in the process of repairing, improving and constructing most of a 92 km access road from Yepachic to the mine site.

In February 2006, Minefinders Corporation received a bankable feasibility study and its board of directors approved the construction of an 18,000 tonnes per day open-pit, heap leach mine, estimated to recover 1.696 million ounces of gold over a 14 year mine life, at 121,000 ounces of gold per year and 4.5 million ounces of silver. Construction of the mine is in process, with a start-up date expected in the third quarter of 2007.

Geology and Mineralization:

The Dolores project is considered to be a low-sulphidation Ag-Au epithermal deposit typical of the Mexican silver belt. The low-sulphidation vein systems are commonly characterized by their low sulphide contents, quartz-adularia-sericite alteration mineralogy, and lack of extensive wallrock alteration. High-sulphidation vein systems are commonly characterized by sulphur saturation leading to the presence of native sulphur and sulphide minerals, quartz-alunite alteration mineralogy and extensive wallrock alteration. The Mexican silver deposits are usually not at the end member classifications and often fit in the intermediate-sulphidation position.

The Dolores project lies in a geological division known as the Barrancas sub province in the south central portion of the Sierra Madre Occidental geological province. The Sierra Madre Occidental is a linear volcanic belt orientated north north westerly. It is approximately 1,200 km long, and varies in width between 200 and 300 km. Regionally the belt forms a broad anticlinal structure containing shallow dipping eastern flanks with more steeply dipping units in the west. The entire Sierra Madre Occidental is cut by numerous longitudinal faults. In the east flank of the anticline the faulted down-drops are minor. Along the west flank the down-drop are larger, primarily because of larger vertical displacements along the faults, but also because of the lower elevation of the adjacent Sinaloa portion of the Sonoran Basin and Range province.

Exploration:

The Dolores property has been actively explored by Minefinders Corporation since 1993-1994 including several periods when joint venture partners completed the work programs including 6 km2 of detailed mapping as well as 12 km2 of reconnaissance mapping, the collection of approximately 13,000 rock chip surface, 532 underground samples, 9,882 individual 5.0 m chip samples as well as 14.9 kilometers of inducted polarization, resistivity surveys, and magnetic surveys. A total of approximately 347 diamond drill holes (95,366m) and 218 RC holes (41,704m) have been completed on the property between 1996-2004.

In February 2006, Minefinders Corporation received an optimized bankable feasibility study for the project as prepared by Kappes, Cassiday & Associates (KCA) and our board of directors has approved the construction of an 18,000 tonnes per day open-pit, heap leach mine. Minefinders Corporation expects production to begin mid-2007 and estimates recovery of 1.696 million ounces of gold and 53.2 million ounces of silver (2.29 million ounces AuEq) with annual production of approximately 121,000 ounces of gold and 4.5 million ounces of silver over a 14 year mine life.

As of December 31, 2006, proven and probable reserves were 72,470,000 tonnes with a grade of 0.84 g/t for gold, and 44.46 g/t for silver.

The following properties do not currently account for a meaningful part of our royalty revenues. We will provide additional information as it is released from the mine and/or resource owners as warranted.

Joe Mann Royalty

We own a 1.0% net smelter return royalty on gold production from the Joe Mann Mine, which is located approximately 550 km north of Montréal, Quebec. The mine is owned by Campbell Resources Inc. and produced 14,100 ounces of gold in 2006.

Relief Canyon Royalty

We own a 4.0% NSR on the Relief Canyon Mine. The mine is owned by Firstgold Inc. The Relief Canyon Mine is an open-pit, heap leaching operation and is located approximately 110 miles northeast of Reno, Nevada. Based on past exploration by Firstgold, Inc. and others, Firstgold believes the Relief Canyon Mine presents the potential for gold bearing ore deposits which will hopefully be validated through further exploration of additional mining claims. Firstgold’s operating plan is to place the most promising mining targets into production during the 2008 fiscal year, and use the net proceeds from these operations to fund expanded exploration and development of its entire property holdings.

Seguenega Property (“Sega”)

We own a 3.0% NSR on the Sega property. The property is owned by Orezone Resources Inc. The property consists of a 164 square kilometer exploration permit located in the North West Part of Burkina Faso. A resource estimate was completed in March 2006 and showed indicated and inferred mineralization. This is an advanced stage exploration property, with Orezone Resources having spent in excess of $5.0 million in exploration over the past three years. Orezone Resources has the option to purchase from our company, up to two thirds of our royalty interest (i.e. from 3% to 1%) for $2.0 million, prior to putting the resource into commercial production.

Lluvia Del Oro Property

There is a 3.0% NSR on the Lluvio del Oro property. The property is owned by a private Mexican company. This former open-pit gold and silver mine is currently on care and maintenance.

Night Hawk Lake Property, Marmato, Hot Pot and Fletcher Junction are all early stage exploration properties. Our business in relation to such properties will be based on further exploration work by the property owners.

Employees

We currently have two employees, our Chief Executive Officer and our Chief Financial Officer. We do not expect any material changes in the number of employees over the next 12 month period.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outline below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

RISKS RELATED TO OUR BUSINESS

We have had negative cash flows from operations.

Our past and current operations have not been sufficient to fund our cash needs. As a result of this deficiency, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements.

Our operations may not be sufficient to meet our current obligations.

At December 31, 2006, we had a working capital deficiency, primarily related to our company’s entry into short-term financing arrangements used to fund the purchase of certain gold royalty assets. In particular, we are required to pay off our bridge loan facility of $4,000,000 plus accrued interest on March 31, 2007. As discussed above, we successfully refinanced our bridge loan facility with a portion of the proceeds received from Royal Gold.

We also have current obligations related to our gold facility of approximately $1,500,000 (assuming a spot gold price of $635.70 per ounce). We have only recently commenced operations that generate cash flow. There is no assurance that these operations will be sufficient to meet our current and short-term cash needs. Our company may need to raise additional capital through debt or equity financing arrangements in the event that:

(a)	the prevailing market price for gold decreases;
(b)	anticipated acquisition costs for further royalty assets increase beyond our expectations; or
(c)	we encounter greater costs associated with general and administrative expenses or offering costs.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We will depend almost exclusively on outside capital to pay for any further royalty interest acquisitions or to increase our existing royalty interests. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet any further acquisition costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations, the result of which would be that our stockholders would lose some or all of their investment.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to acquire further royalty assets and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We have a history of losses and fluctuating operating results.

From inception through December 31, 2006, we have accumulated a comprehensive deficit of $4,659,840. Our loss from operations for the fiscal year ended December 31, 2006 was $2,100,364. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, most important of which is the prevailing market price of gold. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our operations, we may be forced to scale down or even close our operations.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

Prior to May 2006, we had no history of revenues from operations and, until recently, had no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and until recently was considered a development stage company for financial reporting purposes. The success of our company is significantly dependent on a successful acquisition program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We own passive interests in mining properties, and it is difficult or impossible for us to ensure properties are operated in our best interest.

All of our revenue will be derived from royalties on properties operated by third parties. The holder of a royalty interest typically has no executive authority regarding development or operation of a mineral property; therefore, we are not in control of basic decisions regarding development or operation of any of the properties in which we hold a royalty interest, and we have limited or no legal rights to influence those decisions.

Our strategy of having others operate properties in which we retain a royalty or other passive interest puts us generally at risk to the decisions of others regarding all basic operating matters, including permitting, feasibility analysis, mine design and operation, processing, plant and equipment matters, and temporary or permanent suspension of operations, among others. These decisions may be motivated by the best interests of the operator rather than to maximize royalties. Although we attempt to secure contractual rights that will permit us to protect our interests, there can be no assurance that such rights will always be available or sufficient, or that our efforts will be successful in achieving timely or favorable results or in affecting the operations of the properties in which we have royalty interests in ways that would be beneficial to our stockholders.

Decreases in prices of precious metals would reduce our royalty revenues.

The profitability of precious metals mining operations (and thus the value of our royalty interests and exploration properties) is directly related to the market price of precious metals. The market price of various precious metals fluctuates widely and is affected by numerous factors beyond the control of any mining company. These factors include industrial and jewelry fabrication demand, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold sales and loans by central banks, forward sales by gold producers, global or regional political, economic or banking crises, and a number of other factors. If the market price of precious metals should drop, our royalty revenues would also drop. In addition, if gold price drops dramatically, we might not be able to recover our investment in royalty interests or properties. The selections of a royalty investment or of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues from production will be received. Price fluctuations between the time that such decisions are made and the commencement of production can have a material adverse effect on the economics of a mine, and can eliminate or have a material adverse impact on the value of royalty interests.

The volatility in the gold price is illustrated by the following table, which sets forth, for the periods indicated, the high and low prices in U.S. dollars per ounce of gold, based on the London PM fix.

Gold Price Per Ounce ($)

Year	High	Low
1997	$367	$283
1998	313	273
1999	326	253
2000	312	263
2001	293	256
2002	349	278
2003	416	320
2004	454	375
2005	447	411
2006	725	525

Our revenues are subject to operational risks of the mining industry.

Although we are not required to pay operating costs, our financial results are subject to all of the hazards and risks normally associated with developing and operating mining properties. These risks include:

i)	insufficient ore reserves;

ii)	fluctuations in production costs that may make mining of ore uneconomic;
iii)	declines in the price of gold;
iv)	significant environmental and other regulatory restrictions;
v)	labor disputes;
vi)	geological problems;
vii)	pit walls or tailings dam failures;
viii)	natural catastrophes such as floods or earthquakes;
ix)	political risks associated with operations in developing countries; and
x)	the risk of injury to persons, property or the environment.

Operating cost increases can have a negative effect on the value of and income from our royalty interests, and may cause an operator to curtail, delay or close operations at a mine site.

Estimates of reserves and mineralization by the operators of mines in which we have royalty interests are subject to significant estimates which can change.

There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond our control or that of the operators of the mineral properties in which we have a royalty interest. Reserve estimates on our royalty interests are prepared by the operators of the mining properties, and we do not participate in the preparation of such reports. The estimation of reserves and of other mineralization is a subjective process and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production, and the evaluation of mine plans subsequent to the date of any estimate may cause revision of such estimates. The volume and grade of reserves recovered and rates of production may be less than anticipated. Assumptions about prices are subject to great uncertainty and the gold price has fluctuated widely in the past. Declines in the market price of gold or other precious metals also may render reserves or mineralization containing relatively lower grades of ore uneconomic to exploit. Changes in operating and capital costs and other factors including short-term operating factors, such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect reserves.

We may be unable to acquire additional royalty interests.

Our future success depends upon our ability to acquire royalty interests to replace depleting reserves and to diversify our royalty portfolio. We anticipate that most of our revenues will be derived from royalty interests that we acquire or finance, rather than through exploration and development of properties. In addition, we face competition in the acquisition of royalty interests. If we are unable to successfully acquire additional royalties, the reserves on properties currently covered by our royalties will decline as reserves are mined.

The mining industry is subject to significant environmental risks.

Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Laws and regulations in the United States and abroad intended to ensure the protection of the environment are constantly changing and generally are becoming more restrictive and costly. Insurance against environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the companies within the mining industry, such as the operators of the mines in which we hold a royalty interest, at a reasonable price. If an operator is forced to incur significant costs to comply with environmental regulations or becomes subject to environmental restrictions that limit its ability to continue or expand operations, it could reduce our royalty revenues. To the extent that we become subject to environmental liabilities for the time period during which we were operating properties, the satisfaction of any liabilities would reduce funds otherwise available to us and could have a material adverse effect on our financial condition and results of operations.

If title to the properties is not properly maintained by the operators, our royalty revenues may be decreased.

The validity of unpatented mining claims, which constitute a significant portion of the properties on which we hold royalties, is often uncertain and such validity is always subject to contest. Unpatented mining claims are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple.

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

Our constating documents authorize the issuance of 200,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Our By-laws do not contain anti-takeover provisions which could result in a change of our management and directors if there is a take-over of our company.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

As a result of a majority of our directors and officers are residents of other countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or our directors and officers.

A majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

RISKS RELATED TO OUR COMMON STOCK

Trading of our stock may be restricted by the SEC's "Penny Stock" regulations which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or

$300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Item 2.	Description of Property.

Our corporate headquarters are located at One East Liberty Street, 6th Floor, Suite 9, Reno, Nevada 89504 and we also maintain an office at 890 West Pender Street, Vancouver, British Columbia, V6C 1J9, Telephone: 604-687-4653. We sublease space in the Reno office at a monthly cost of approximately $250 and in the Vancouver offices at a monthly cost of approximately $1,300. Our current premises are adequate for our existing and anticipated operations. At the present time, we do not have any real estate holdings and there are no plans to acquire any real property interests.

Item 3.	Legal Proceedings.

Other than as set forth below, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

We are not a party to, and our property is not the subject of, any pending legal proceeding, except an action filed against the company and its CEO, Mark Kucher, by a former officer and director in the Second Judicial District Court of the State of Nevada, Case No. CV06-02210, seeking to enforce alleged rights he claims to certain shares and options to purchase shares of restricted common stock of our company, pursuant to a Stock Option Agreement and a Stock Option Plan, and unspecified damages. We have filed an answer to the complaint and counter claim against the former officer and plan to vigorously defend the action to prosecute our counter claim.

Item 4.	Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common shares commenced trading on the OTCBB on October 7, 2004. Our shares of common stock are traded under the symbol “BMGX”. The following quotations obtained from Yahoo.com reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2006	$0.72	$0.50
September 30, 2006	$0.91	$0.45
June 30, 2006	$0.86	$0.32
March 31, 2006	$0.49	$0.32
December 31, 2005	$0.60	$0.27
September 30, 2005	$0.52	$0.16
June 30, 2005	$0.83	$0.25
March 31, 2005	$0.73	$0.16
December 31, 2004	$1.00	Nil

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Holladay Stock Transfer, Inc, 2939 North 67th Place, Scottsdale, Arizona 85251, telephone: 480-481-3940, facsimile: 480-481-3941, is the registrar and transfer agent for our common shares. On March 14, 2007, the shareholders’ list of our common shares showed 85 registered shareholders and 64,070,442 shares outstanding.

Dividends

We have not declared or paid any cash dividends since inception and we do not intend to pay any cash dividends in the foreseeable future. We intend to retain future earnings for use in our operations and the expansion of our business. The holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available therefore at such times and in such amounts as our board of directors may from time to time determine.

Equity Compensation Plan Information

As at December 31, 2006 we have one compensation plan in place, entitled 2004 – 2005 Non-Qualified Stock Option Plan. This plan has been approved by our security holders.

Number of Securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance
3,200,000	$0.40	300,000

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2006, with the exception of the cancellation of 7,800,000 shares related to the rescission of our agreement to acquire Pediment Gold LLC and its water technology. We recognized a gain of approximately $435,000 related to the divesture of our interest in Pediment.

Item 6.	Management's Discussion and Analysis or Plan of Operation.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth on the forward-looking statements as a result of the risks set forth in our filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward-looking statements.

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

•       other factors described elsewhere in our annual report and other reports filed with the Securities and Exchange Commission.

Most of these factors are beyond our ability to predict or control. We disclaim any obligation to update any forward-looking statement(s) made herein. Readers are cautioned not to put undue reliance on forward-looking statements in making any analysis or decision(s), whether financial, investment, or otherwise.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our consolidated financial statements included elsewhere in this annual report.

We refer to “NSR” or Net Smelter Royalty throughout this MD&A. A Net Smelter Royalty is a royalty payment made by a producer of metals, to the royalty holder, based on a fixed percentage of gross mineral production from the property, less a deduction of certain smelter and refining costs, if any.

We began our current business operations upon the April 26, 2006 acquisition of the precious metal royalties as described below. Prior to the completion of the acquisition, our primary business was mineral, specifically gold, exploration in the State of Nevada through our joint venture, Pediment Gold LLC. Subsequent to the acquisition, in June 2006, we divested our joint venture interest; ceased all exploration activities; and retained a 1.25% net smelter royalty in two project areas known as Hot Pots and Fletcher Junction.

The acquisition of IAMGOLD Corporations’ gold royalty assets was completed on April 25, 2006. The acquisition consisted of eleven NSR interests, including four production stage mines (Williams mine, Don Mario mine, El Limon mine and Joe Mann mine), two development stage resources, (Dolores resource, Relief Canyon mine) and four exploration stage properties (Seguenaga, Marmato, Night Hawk Lake and Lluvio de Oro) and one mine in reclamation (Vueltas del Rio). The purchase price was $21,850,000, which was funded from the following sources:

Sources
Gold Facility	$6,907,825
Bridge Facility	$4,000,000
Seller note (subordinated exchangeable debenture)	$2,000,000
Common shares issued to seller	$6,000,000
Common shares issued for cash	$3,499,142
Total Sources of funds	$22,406,967

Uses
Purchase of Royalty Assets	$21,850,000
Fees and expenses	$292,254
Working Capital	$264,713
Total Uses of funds	$22,406,967

Note: The above amounts may differ from those used for financial reporting purposes.

Our on-going business plan consists of acquiring existing royalties or assisting in the financing of projects that are in production or near production in exchange for royalty interests. We expect that substantially all of our revenues will be derived from royalty interests. We do not conduct mining operations at this time or expect to in the foreseeable future.

The following provides a brief description of our currently held royalty interests in mineral properties:

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

Williams Mine – We own a 0.72% NSR on the Williams Mine (located 350 kilometres east of Thunder bay, Ontario, Canada) which covers the underground operations and a portion of the open pit operations. The mine is jointly owned and operated by Teck Cominco Ltd. (50%) and Barrick Gold Corporation Ltd. (50%) and is currently operating. Royalty revenues are received in Canadian dollars from the Williams mine. The mine has been operating since the fall of 1985, and is considered part of the Hemlo operations, which also include the David Bell mine. The mill, located at the Williams Mine, processes ore for both the Williams and David Bell Mines. The Williams Mine is primarily an underground operation, with some open pit mining. The property comprising the Williams Mine includes 11 patented mining claims and 6 leased claims. The mine covers a surface area of approximately 270 hectares, and the mine is currently one of the largest gold mines in Canada. Over the past 5 years, the average annual gold production from the Hemlo operations was 487,200 ounces, with 410,000 of gold produced in 2006. The mill started production in 1985 at a rate of 3,000 tonnes per day, and currently operates at a rate of 10,000 tonnes per day. The current mine plan calls for mining operations to continue until 2011. As of December 2006, proven and probable reserves were 15,700,000 tonnes, with a grade of 2.23 g/t.

Don Mario Mine – We own a 3.0% NSR on the Don Mario Mine. The mine is owned by Orvana Minerals Corp., and is currently operating. Royalty payments are received in US dollars from the Don Mario Mine. The Don Mario Mine is located within the San Juan Canton, of the province of Chiquitos, in eastern Bolivia. Access to the property is by air from the city of Santa Cruz de la Sierra, or by road (460 road km). On January 11, 2002, Compania Minera del Sur (Comsur), one of the largest privately held mining Companies in Bolivia, completed the purchase of a majority interest in Orvana, and has since been managing and supervising the exploration, development and mining activities carried on at the Don Mario property. The Don Mario property consists of two zones, the Lower Mineralized Zone (LMZ) and the Upper Mineralized Zone (UMZ). The LMZ is currently being mined, while the UMZ is the subject of a pre-feasibility study currently being completed. The Don Mario Mine has been in operation since 2003. The mine produced 48,228 ounces of gold in 2004, 68,769 ounces of gold in 2005, and 80,028 ounces of gold in 2006. The mine life estimate, based on the resources in the LMZ, is approximately five years, at an assumed production rate of 75,000 ounces per year. As of September, 2006, we reported proven and probable reserves for the LMZ of 1,017,503 tonnes, with a grade of 11.27 g/t.

Update on the Upper Mineralized Zone

Orvana Minerals Corp., announced on October 20, 2006, the results of its Preliminary Feasibility Study for the Don Mario Mine’s UMZ. Completion of a mineral reserve estimate for the UMZ deposit, had proven and probable reserves totaling 5.45 million tonnes at average grades of 1.50% copper, 1.42 grams per tonne gold and 46.6 g/t silver. The mineral reserves, according to Orvana Minerals Corp., would a support a mine life of 7 years at a maximum production rate of 875,000 tonnes per annum. Payable metal production over the life of mine for the UMZ deposit, would be approximately 72,500 tonnes (160 million pounds) of copper, 236,600 ounces of gold, and 7,058,800 ounces of silver. Annual payable metal production would average 33,800 ounces of gold, 1,000,000 ounces of silver and 10,300 tonnes of copper. Project economics were based on $450 per ounce for gold, $7.00 per ounce silver, and $1.20 per pound copper. Our 3.0% royalty covers all metals.

El Limon Mine/La India Resource – We own a 3.0% NSR on the El Limon Mine and La India Resource. The mine is owned by Glencairn Gold Corporation and is currently operating. The La India resource is currently being explored. Royalty payments are received in gold bullion from the El Limon Mine. The mine is located in Northwestern Nicaragua, approximately 140 kilometers form the capital Managua. The property consists of 14 mining concessions, all of which are covered by the royalty. Since 2002, the mine has produced an average of 46,593 ounces of gold per year. Based on publicly available information from the mine owner, current estimates on mine life (which do not include the La India Resource or any additional resources from the property which is still being explored) is approximately 5 years. As of December 2006, the proven and probable reserves were 1,178,000 tonnes, with a grade of 5.34 g/t.

Joe Mann Mine – We own a 1% NSR on the Joe Mann Mine. The mine is owned by Campbell Resources Inc and is located approximately 550 km north of Montréal, Quebec. The mine is currently operating. Royalty payments are received in gold bullion from the Joe Mann Mine. The mine produced approximately 14,400. We no longer provide proven and probable resource estimates.

Dolores Resource – We own a 1.25% NSR on gold production, and as of March 28, 2007, an additional 2% NSR on all gold and silver production from the Dolores Resource, for a total of 3.25% on gold production and 2% on silver production. The resource is owned by Minefinders Corporation Ltd. Construction of the mine is in process, with a start-up date, (according to Minefinders), expected the third quarter of 2007. The Dolores Resource is located in Mexico, in the state of Chihuahua. Based on recent publicly available data from Minefinders, the estimated annual gold production from the Dolores Mine, will be approximately 121,000 ounces per year and silver production is expected to be 4.5 million ounces per year, over an estimated mine life of 14 years. As of December 2006, proven and probable reserves were 72,470,000 tonnes with a grade of 0.89 g/t for gold, and 44.46 g/t for silver.

Relief Canyon Mine – We own a 4.0% NSR on the Relief Canyon Mine. The mine is owned by Firstgold, Inc. The Relief Canyon Mine is an open-pit, heap leaching operation located approximately 110 miles northeast of Reno, Nevada. Based on past exploration by Firstgold, Inc. and others, Firstgold believes the Relief Canyon Mine presents the potential for gold bearing ore deposits which will hopefully be validated through further exploration of additional mining claims.

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

Lluvia del Oro Property – There is a 3.0% NSR on the Lluvio del Oro Property (“Lluvia”). This former open-pit gold and silver mine is currently on care and maintenance.

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

Williams Mine

Gold production from the Hemlo operations (which include both the Williams Mine and David Bell Mine), was reduced in 2006 compared to 2005 as a result of poor ground control conditions, excess ground water in the Williams pit due to heavy rains, and equipment availability. Gold production for 2006 was 410,000 ounces compared to 460,000 for 2005. Cash operating costs increased, in part due to increased mining costs, the effect of lower production and a weaker US dollar. According to Teck Cominco Ltd, during the last quarter of 2006, an agreement was reached with Newmont Mining which granted Hemlo exclusive rights on the nearby Interlake property to explore, develop and mine ores. The Interlake Property is the down-dip extension of the Williams ore zone to the west of the current boundary. An extensive exploration program is planned for 2007 to extend the life of the Williams Underground mine. (Note: production data is for the combined Williams/David Bell operations as the operators do not currently provide separate production data for each mine.)

Don Mario Mine

The Don Mario Mine produced 80,028 ounces of gold in 2006 compared to 68,759 ounces in 2005, as operations and grades continue to improve.

El Limon Mine

Gold production at the El Limon Mine was approximately, 34,400 ounces in 2006 compared to 39,000 during 2005. According to Glencairn, future production levels will improve as 2006 saw several short term work stoppages and lower grades being mined compared to previous years.

Joe Mann Mine

The Joe Mann mine produced 14,141 ounces of gold in 2006 compared to 25,500 in 2005. Lower ore grades and exploration work reduced the output during 2006.

Update on the Dolores Resource and mine construction:

The owner of the Dolores Resource, Minefinders, Inc, recently reported that based on recent exploration results, that the open-pit, fully-diluted reserve base at its 100% owned Dolores gold and silver deposit in Chihuahua, Mexico has increased 24.9% in contained gold reserves and an increase of 23.5% in contained silver reserves. Minefinders is proceeding rapidly with development and construction of the planned, 18,000 tonnes per day Dolores open-pit, heap leach mine. The mine is expected to produce an average of 6,480,000 tonnes of ore per annum, over a projected mine life of 14 years.

Plan of Operations

On February 28, 2007, we entered into an agreement with Royal Gold, Inc. (Royal Gold) for Royal Gold to acquire 100% of the fully diluted shares of the Company for approximately 1.57 million shares of Royal Gold common stock in a merger transaction. This represents a value of $0.60 per fully diluted share of the Company, or a 29% premium to the 20-day weighted average trading price of the Company as of Friday, February 23, 2007. The proposal is subject to satisfactory completion of due diligence, definitive documentation, and receipt of a fairness opinion satisfactory to Royal Gold’s Board of Directors, among other conditions.

In order to meet our upcoming obligations and the Dolores Resource Royalty acquisition, and in accordance with our proposed merger agreement, we entered into a binding term sheet, as of February 28, 2007, whereas Royal Gold will provide up to $20 million in convertible bridge financing. The bridge loan is convertible into Battle Mountain common stock at the discretion of Royal Gold at a fixed price of $0.60 per share.

As of March 27, 2007 we received a total of $13,914,552 in bridge financing from Royal Gold. The loan has a one year term and carries an interest rate of LIBOR plus 3%.

Subsequent to the receipt of the financing, we closed the acquisition of the Dolores Resource Royalty, on March 28, 2007, for approximately $9,450,000. Additionally, the proceeds were used to fully pay the principal and accrued interest of $4,464,552 on the Macquarie bridge financing arrangement due on March 31, 2007.

In addition to the above acquisition, we intend to continue to acquire and manage royalty assets in precious metal interests.

Results of Operations

On April 26, 2006 we significantly changed our business from mineral exploration, specifically gold in the State of Nevada, to acquiring, developing, and holding royalty interest in mineral properties. Related to the acquisition of the 12 royalty interests in mineral properties, we incurred significantly increased expenses from prior years including non-recurring legal and accounting fees, capital raising costs, and compensation.

Our royalty interests generated receipts of $3,192,110 during fiscal 2006 of which $797,510 was treated as reduction in the purchase price of the royalties and $2,394,600 was recognized as revenue. Our 2006 royalty receipts were generated by the following mines currently in production; Don Mario, $1,421,823 ($359,457 treated as purchase price reduction); Williams $1,078,335 ($267,859 treated as purchase price reduction); El Limon $598,671 ($131,442 treated as purchase price reduction); and Joe Mann $93,281 ($38,752 treated as purchase price reduction). Prior to the acquisition, from our inception to April 26, 2006, no revenue was generated from our previous exploration activities.

Our royalty receipts generated from the currently producing mines are located outside of the United States and are subject to risks generally associated with the mining industry as noted in our risk factor discussion. Lower levels of mine production will have an adverse effect on our future financial results.

In December 2006 we entered into an agreement, for $25,000, to acquire an option to purchase a 2% net smelter return royalty on Minefinders Corporation Ltd.’s Dolores Mine in Chihuahua, Mexico. The 2% net smelter return royalty covers both gold and silver production from the Dolores Mine. On March 28, 2007 we exercised our rights under the agreement and completed the purchase of the Dolores 2% net smelter return royalty. Funds for the acquisition were provided from a bridge loan facility, entered into and finalized, with Royal Gold on March 27, 2007.

The above Dolores royalty will compliment our existing 1.25% net smelter return royalty on gold production from the Dolores Mine. With both royalties, we will receive 3.25% of all gold production and 2% of all silver production from the Dolores Mine. The Dolores Mine is expected to go into production in late 2007 and we are not expecting material revenues from our royalty until 2008. We are not expecting any of our other exploration or development stage royalties to begin production until 2008.

Our revenue and overall financial performance is closely tied to the price of gold which averaged $619 per ounce during the twelve months ended December 31, 2006.

For the year ended December 31, 2006, our net loss of $2,100,364, or $0.04 per share increased approximately 17% from our December 31, 2005 net loss of $1,793,922 or $0.04 per share. The net loss increase is primarily associated with our acquisition of the royalty assets, specifically related to the current year inclusion of significantly higher depreciable assets (royalty interests in mineral properties) and short and long-term interest bearing debt. The increase in depreciation expense of $1,314,667 and interest expense of $1,651,236 accounted for 63% of the overall increase in total expenses of $4,729,674 for the twelve months ended December 31, 2006. The elimination of our deferred tax valuation allowance, related to the acquisition of income generating assets and expectation that our deferred tax assets will be utilized prior to their expiration, of $1,593,511 and the recognized gain on the dissolution of our partnership interest of $435,494 partially offset the overall increase in the recognized net loss.

For the twelve months ended December 31, 2006 we incurred $1,314,865 of depreciation. The increase from the immaterial amount for same period of 2005 relates to the 2006 acquisition of our mineral properties. We depreciate our currently producing royalty interests using the units of production method over the life of the mineral property, which is estimated using proven and probable reserves. The remainder of our depreciation expense is derived from straight line depreciation of office related equipment. Our depreciation expense for the twelve month period ended December 31, 2007 will likely increase based on the following factors: (i) inclusion of twelve months of activity in 2007 versus 9 months in 2006; and (ii) the successful completion of the additional Dolores NSR acquisition which is expected to be in production by the third quarter of 2007, subject to fluctuations in the price of gold.

In fiscal 2006 our professional and consulting fees increased by $1,921,931 or 154% due to several factors. Effective January 1, 2006, we entered into an employment agreement with our Chairman and Chief Executive Officer increasing his overall salary from $90,000 annually in 2005 to a base salary of $250,000 annually in 2006; payment of a non-cash bonus in the form of restricted stock and warrants of $1,566,943 related to the acquisition of the royalty interests; and an accrued bonus of $452,956 related to our overall increase in market capitalization. Our Chief Financial Officer, previously employed as a consultant for the acquisition of our royalty interests, received total compensation of $503,431 consisting of; $83,333 of base salary in accordance with the terms of his employment agreement effective May 1, 2006; payment of $370,098 in the form of restricted stock and warrants while serving as a consultant; and an accrued bonus of $50,000 related to our overall increase in market capitalization. In addition to the above increases in our officer compensation, legal and accounting fees increased $164,333 from the same period in 2005 due to the acquisition of our royalty interests and the filing of Form SB-2 Registration Statement. We expect these fees to remain flat in 2007 as we do not anticipate filing additional registration statements, off-set by fees associated with the proposed merger with Royal Gold.

General and administrative expenses increased $90,043 in 2006 to $248,067. This increase is related to withholding taxes of $121,676 incurred on royalty receipts from our El Limon Mine Royalty located in Nicaragua. The increase in general and administrative expenses was partially offset by a reduction in office related expenses. General and administrative expenses are expected to fluctuate based on production and corresponding withholding taxes related to the above royalty interests.

Other expenses increased by $968,312 in the period ended December 31, 2006 from the comparable period of 2005 due to debt financing arrangements related to the acquisition of our royalty interests. Interest expense, derived from our Gold Loan, Bridge Loan, and Subordinated Convertible Debenture (See section entitled “Liquidity and Capital Resources” below for terms), was $1,651,236. The expense included $660,585 of non-cash interest comprised of the amortization of deferred issuances costs paid in common stock, and the scheduled interest payment on the Subordinated Convertible Debenture. Issuance costs incurred to secure all financing arrangements are capitalized and amortized over the life of the arrangement.

In addition to the interest expense, we recognized a loss on our Gold Loan payments of $141,791. The recognized loss is comprised of fluctuations in the spot price of gold between the date of the Gold Loan origination and the payment date.

The overall increase in other expenses was partially off-set by the $379,912 reduction in financing fees related to warrants issued in 2005. Additionally, we recognized a gain of $435,494 on the divesture of our joint venture interest. The gain was derived from the increase in the value of our common stock received in exchange for our joint venture interest.

We evaluated the recoverability of our deferred tax assets at December 31, 2006. Due to the acquisition of revenue producing assets in April 2006, management believes we will utilize the benefits of our deferred tax assets prior to their expiration. The expected recoverability resulted in the recognition of tax benefits of $1,593,911 for the twelve months ended December 31, 2006 related to the corresponding reduction in the valuation allowance. We expect the tax benefit recognition to be exclusive to the year ended December 31, 2006.

Our comprehensive loss was derived from market price fluctuations in our assets and liabilities that are denominated in gold bullion and Canadian dollars was $446,351.

Liquidity and Capital Resources

At December 31, 2006 we had $275,141 in cash reserves; held in US dollars, Canadian dollars, and gold bullion. Our senior lender has restricted $266,353 which is periodically released to pay previously agreed upon operating expenses, based on our annual budget.

Our accounts receivable of $591,366 consist entirely of royalties earned but not yet received as of the year end. We have historically collected our revenues within 60 days of the applicable period end.

We have not historically met our cash needs from operations. Additionally, our short-term obligations of $6,497,088 will not be met through our current operations. The Gold Loan, Subordinated Convertible Debenture, and Bridge Loan; including accrued interest, accounted for $5,912,715 of our short-term obligations. The remaining obligations are primarily comprised of accrued salaries and bonuses.

The following is a description of our significant outstanding obligations with third parties:

Gold Loan Facility

On April 25, 2006, we entered into an 11,750 ounce gold facility agreement with Macquarie Bank Limited. We sold the gold on the open market at $587.90 per ounce on April 10, 2006, for total proceeds of $6,907,825. The gold facility calls for us to repay Macquarie Bank Limited in sixteen quarterly instalments of 907 ounces beginning May 15, 2006, with a final instalment of 488 ounces due on May 15, 2010, for total consideration of 15,000 ounces. Additionally, under the terms of the Gold Facility, on each Gold Delivery Date, we are required to make an additional and mandatory pre-delivery of Gold, determined in accordance with and subject to the following conditions:

(a) pre-delivery of Gold under the agreement, shall only be required on a Gold Delivery Date which:

(i) immediately follows a Financial Quarter wherein the London Gold Price was greater than US$425/Ounce for more than 15 days; or

(ii) occurs when a Default or Event of Default has occurred and is continuing; and

(iii) the amount of Gold to be pre-delivered shall be the Current Gold Value of the US Dollar amount which is 50% of Free Cash Flow for such Financial Quarter.

A mandatory pre-delivery of Gold under the agreement is to be applied first against the then final Gold Delivery and then against the remaining Gold Deliveries in reverse order to the order in which the Gold Deliveries are due to be made.

As of December 31, 2006, the final instalment had been reduced to 386 ounces, as a result of required Gold Facility pre-payments of 73 ounces on June 5th, 2006 and 29 ounces on October 10, 2006.

The facility is collateralized by the acquired royalty interests in mining properties.

Bridge Finance Facility

On April 25th, 2006, we entered into a bridge finance facility agreement with Macquarie Bank Limited for $4,000,000. The bridge finance facility carries a 12% annual interest rate, interest is accrued until maturity, and the loan is due on the earlier of: (i) December 31, 2006; and (ii) within 30 days after receipt of proceeds from a public offering of the shares of our company. The facility was extended through March 31, 2007, by the exercise of the one-time extension option by Macquarie Bank Limited. We issued Macquarie bank Limited 421,053 shares of common stock with a fair market value of $252,632 related to the exercise of the extension option. On March 23, 2007 we repayed all the amounts outstanding under the Macquarie Bridge Facility, which totalled $4,464,552.

The loan is collateralized by the acquired royalty interests in mining properties.

Subordinated Exchangeable Debenture

We entered into a subordinated exchangeable debenture with IAMGOLD (seller of acquired royalty interests in mining properties) for a total of $2,000,000. The debenture carries an interest rate of 6% per annum and is due on April 25, 2008. Principal and interest payments are due semi-annually and may be paid in cash or in shares of common stock of our company. Additionally, IAMGOLD may, at any time within the period, convert the outstanding principal and accrued interest into shares of our common stock at a price of $0.50 per share.

The following table illustrates our future obligations as of December 31, 2006

Obligation	Current	1-3 Years	4 Years
Gold loan facility(1)	1,452,945	4,251,515
Bridge loan facility(2)	4,343,316
Convertible debenture (3)	22,027	2,000,000
Total	5,818,288	6,251,515

(1)         Assumes a spot gold price of $587.90 per ounce and is payable in gold quarterly. Total remaining obligation is 12,177 ounces.

(2)	Includes interest at 12% per annum and is payable December 2006; and was extended to March 31, 2007.

(3)         Includes interest at 6% per annum and the principal may be converted to 4,000,000 shares of company common stock.

In addition to the above obligations, we intend to acquire the Dolores Mine Royalty for $9.45 million in early 2007.

In order to meet the above obligations, and in accordance with proposed merger agreement with Royal Gold, we entered into a binding term sheet, as of February 28, 2007, for Royal Gold to provide up to $20 million in bridge financing. The bridge loan is convertible into shares of our common stock at the election of Royal Gold, at a price of $0.60 per share. As of March 27, 2007 the definitive bridge loan documentation had been completed. Royal Gold advanced a total of $13,914,552. Of this, $9,450,000 was used to close the acquisition of the Dolores 2% Net Smelter Royalty, which was completed on March 28, 2007, and $4,464,552 was used for the repayment of principal and accrued interest on the Macquarie bridge facility. The Royal Gold bridge loan has a term of 12 months, and interest accrues at a rate of LIBOR plus 3%.

Failure to consummate the transaction with Royal Gold would require us to seek additional debt and/or equity financing. If we are unable to raise additional capital, at terms favourable to us, our financial performance will be adversely impacted.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financial statements.

Royalty Interests in Mineral Properties

Acquired royalty interests in mineral properties include certain properties in the production, development, and exploration stage. We capitalize these royalty interests as tangible assets when they meet the definition of mineral rights in accordance with Financial Accounting Standards Boards (FASB) Emerging Issues Task Force Issue (EITF) No.04-02, Whether Mineral Rights are Tangible or Intangible Assets. At December 31, 2006 all of our royalty interest meet the definition of mineral rights and therefore, are capitalized as tangible assets.

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

Our estimate of gold prices, operator’s estimates of proven and probable reserves to our royalty properties, and operator’s estimates of operating, capital and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty interests in mineral properties. Although we have made our best assessment of these factors based on current conditions, it is possible that changes could occur, which could adversely affect the net cash flows expected to be generated from these royalty interests. We believe that no impairment of our long-lived assets occurred during the third quarter of 2006 or existed as of September 30, 2006.

Revenue Recognition

Our revenue is generated from its royalty interests in mineral properties. Royalty revenue is recognized in accordance with the terms of the underlying royalty agreements subject to: (i) the pervasive evidence of the existence of the arrangements; (ii) the risks and rewards having been transferred; (iii) the royalty being fixed or determinable; and (iv) the collectibility of the royalty being reasonably assured. For royalty payments received in gold, royalty revenue is recorded at the average spot price of gold for the period in which the royalty was earned.

Accounts Receivable and Allowance for Doubtful Accounts

The carrying value of our receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value.

We evaluate the collectibility of accounts receivable on a historical basis. We record a reserve for bad debts against amounts due to reduce the net recognized receivable to an amount we believe will be reasonably collected. The reserve is a discretionary amount determined from the analysis of the aging of the accounts receivables and historical experience.

Foreign Currency Translation

Our functional currency and that of our subsidiaries is the applicable local currency in accordance with SFAS No. 52, Foreign Currency Translation. Monetary assets and liabilities of our company and our subsidiaries with functional currencies other than the US dollar are translated into US dollars using current rates of exchange at the balance sheet date. Non-monetary assets and liabilities are translated at historical exchange rates. Revenues and expenses are translated at the weighted average exchange rates in effect for the period in which the items occur. Translation gains or losses are recorded as a separate component of stockholders’ equity and transaction gains and losses are included in other income and expenses, net.

Comprehensive Income

We report comprehensive income and loss and its components in accordance with SFAS No. 130, Reporting Comprehensive Income. Our comprehensive income is comprised of net income, foreign currency translation adjustments, and gold price fluctuations.

Stock-Based Compensation

We have adopted the fair value recognition provisions of SFAS 123r, Accounting for Stock-Based Compensation. Under the fair value recognition provisions of SFAS 123r, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.

The estimated fair value of employee stock options was calculated using a lattice pricing model. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options may have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock options.

All options currently outstanding are fully vested with the related expense classified as professional and consulting.

Income Taxes

We provide for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”. SFAS No. 109 requires an asset and liability based approach in accounting for income taxes.

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

Product Research and Development

Our business plan is focused on a strategy for maximizing returns on our recently acquired gold royalty assets. Since our year ended December 31, 2005, execution of our business plan has largely focused on acquiring these royalty assets.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2007 other than office computers and communication equipment as required.

Employees

Currently our only employees are our Chief Executive Officer and our Chief Financial Officer. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

Going Concern

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Historically, due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The growth of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

In March of 2005 the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-6, "Accounting for Stripping Costs Incurred during Production in the Mining Industry." In the mining industry, companies may be required to remove overburden and other mine waste materials to access mineral deposits. The costs of removing overburden and waste materials are referred to as "stripping costs." The EITF reached a consensus that stripping costs incurred during the construction phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The new treatment will be effective for fiscal years beginning after December 15, 2005. Adoption of the standard may have an impact on our company’s future results of operations, the amount of which management is unable to determine at this time.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This Statement replaces APB Opinion No. 20 and SFAS No. 3. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period, rather than being reported in an income statement. The new standard will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe the adoption of new standard will not have a material effect on our financial position, results of operations, cash flows, or previously issued financial reports.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109. The FASB Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have had preliminarily reviewed the potential effect of the adoption of FIN 48 and are performing a comprehensive analysis on our uncertain tax positions. Tax positions deemed to have a remote likelihood of utilization may have an adverse effect on our financial position, results of operations or cash flow.

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS 157 will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 (SAB 108), Considering the Effects of Prior year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years beginning after November 15, 2006. We do not expect that the adoption of SAB 108 will have a material impact on our financial position, results of operations or cash flows.

Item 7.	Financial Statements.

Our consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated March 30, 2007 of Chisholm, Bierwolf & Nilson, LLC

Audited Consolidated Balance Sheets as at December 31, 2006 and December 31, 2005

Audited Consolidated Statements of Operations for the year ended December 31, 2006 and for the year ended December 31, 2005

Audited Consolidated Statements of Cash Flows for the year ended December 31, 2006 and for the year ended December 31, 2005

Audited Consolidated Statements of Changes in Stockholders' Equity for the period from December 31, 2004 to December 31, 2006

Notes to the Consolidated Financial Statements

BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2006

AND

DECEMBER 31, 2005

WITH

AUDIT REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

F-2

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Battle Mountain Gold Exploration Corporation

We have audited the accompanying balance sheet of Battle Mountain Gold Exploration Corporation as of December 31, 2006, and the related statements of operations, stockholders’ equity and comprehensive loss and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Battle Mountain Gold Exploration Corporation as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Battle Mountain Gold Exploration Corporation will continue as a going concern. As discussed in Note 14 to the financial statements, Battle Mountain Gold Exploration Corporation has suffered losses during the periods presented which raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

March 28, 2007

BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
BALANCE SHEET
ASSETS

2006
Current Assets
Cash, non-restricted	$8,788
Cash, restricted	266,353
Accounts receivable, net	591,366
Deferred charges	299,972
Total current assets	1,166,479

Property and equipment
(net of accumulated depreciation of $1,315,249)	18,423,349

Other Assets
Royalty option	25,000
Deferred charges	110,464
Deferred tax assets	1,771,638
Deposits	295
Total other assets	1,907,397
Total assets	$21,497,225

Current Liabilities
Accounts payable	$78,409
Accrued interest payable	459,770
Bridge loan payable	4,000,000
Current portion of notes payable	1,452,945
Related party payables	505,964

Total current liabilities	6,497,088

Long-Term Liabilities
Convertible Debentures	2,000,000
Gold Loan Payable	4,715,324

Total long-term liabilities	6,715,324

Total liabilities	13,212,412

Commitments and Contingencies	-

Stockholders' Equity
Preferred stock: 10,000,000 shares authorized ($0.001 par value)
none issued	-
Common stock, $.001 par value, 200,000,000 shares authorized
64,070,442 shares issued and outstanding	64,070
Additional paid-in-capital	12,880,583
Accumulated other comprehensive deficit	(446,351)
Accumulated deficit	(4,213,489)

Total stockholders' equity	8,284,813
Total liabilities and stockholders' equity	$21,497,225

The Accompanying Notes are an Integral Part of the Financial Statements

BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended

	December 31,	December 31,
	2006	2005

Royalty Revenue	$ 2,394,600	$ -

Expenses

Depreciation	(1,314,865)	(198)
Professional and consulting	(3,167,637)	(1,245,706)
General and administrative	(248,067)	(158,024)

Total operating expenses	(4,730,569)	(1,403,928)

Loss from operations	(2,335,969)	(1,403,928)

Other Income (Expense)

Interest expense	(1,651,236)	-
Financing costs		(379,912)
Gain on joint venture dissolution	435,494
Foreign exchange loss	(773)	-
Loss on sale of investments	-	(10,082)
Loss on gold payment	(141,791)	-

Total other expense	(1,358,306)	(389,994)

Loss before benefit/(provision) for income taxes	(3,694,275)	(1,793,922)

Benefit/(provision) for income taxes	1,593,911	-

Net loss	$ (2,100,364)	$ (1,793,922)

Loss per share - basic and diluted	$ (0.04)	$ (0.04)

Weighted average shares outstanding -
basic and diluted	57,759,877	41,530,000

Comprehensive Loss

Net loss per statement of operations	$ (2,100,364)	$ (1,793,922)
Foreign currency translation adjustments	(8,326)	-
Unrealized loss on gold holdings and committments	(438,025)	-

Comprehensive loss	$ (2,546,715)	$ (1,793,922)

The Accompanying Notes are an Integral Part of the Financial Statements

BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2006	2005
Cash Flows From Operating Activities
Net loss	$ (2,100,364)	$ (1,793,922)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation and amortization	1,314,865	198
Non-cash compensation	1,937,042	913,776
Non-cash interest expense	660,585	-
Issuance of stock warrants		379,912
Foreign exchange loss		-
Loss on sale of investments		10,082
Gain on joint vesture dissolution
Change in operating assets and liabilities	(435,494)
(Increase) in accounts receivable	(591,366)	-
(Increase) in deposits		-
Increase in deferred service charges	(157,804)
Decrease (Increase) in prepaid	1,188	(1,188)
Increase in accrued interest	459,770	-
Increase in related party payable	631,136	41,63
Increase in deferred tax assets	(1,771,638)
Increase in accounts payable	49,206	17,448
Net cash used in operating activities	(2,874)	(432,062)
Cash Flows From Investing Activities
Purchase of property and equipment	(3,320)	(264)
Purchase of royalty rights	(13,077,490)	-
Purchase of short term investments	-	-
Proceeds from sale of short term investments	-	25,718
Investment in joint venture	(98,825)	(734,901)
Net cash used in investing activities	(13,179,635)	(709,447)
Cash Flows from Financing Activities
Proceeds from issuance of notes payable	6,907,825	-
Principal payments on notes payable	(1,203,365)	-
Principal payments on related party notes payable	-	(150,000)
Proceeds from short term notes	4,000,000	-
Proceeds from issuance of common stock	3,489,119	835,000
Net cash provided by financing activities	13,193,579	685,000
Net increase (decrease) in cash and cash equivalents	11,070	(456,509)
Effect of exchange rates on cash and cash equivalents	17,457	-
Cash and cash equivalents at beginning of period	246,614	703,123
Cash and cash equivalents at end of period	$ 275,141	$ 246,614
Supplemental Information and non cash transactions
During the year ended December 31, 2006 the Company paid $456,276 in interest. The Company paid no interest in 2005.
The Company paid no income taxes during the years ended December 31, 2006, and 2005.
During the year ended December 31, 2006, the Company issued 12,000,000 shares of common stock to
IAMGold for the purchase of royalty rights.
During the year ended December 31, 2006, the Company issued $2,000,000 of unsecured convertible debentures for the purchase of royalty rights.
During the year ended December 31, 2006, the Company issued the Chairman and CEO 750,000 shares of unregistered, restricted common stock for forgiveness of previously accrued operating payables.
During the year ended December 31, 2006, the Company issued 1,935,000 shares of common stock to a financial institution for loan origination fees.
During the year ended December 31, 2006, the Company issued 102,940 shares of common stock to a financial institution for interest accrued and payable.
During the year ended December 31, 2006, the Company issued 421,053 shares of common stock to a financial institution for extension fees on the Bridge loan facility.

The Accompanying Notes are an Integral Part of the Financial Statements

BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2006, and 2005

					Additional		Accumulated Other	Stock
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Subscriptions	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Receivable	Equity

Balance December 31, 2004	-	$ -	40,110,000	$ 40,110	$ 1,158,198	$ (319,203)	$ -	$ -	$ 879,105

January 2005 shares issued for cash
at $0.50 per share			920,000	920	459,080				460,000

September 2005 issued shares for cash
at $0.25 per share with attached
warrants exercisable at $0.25 per share			1,500,000	1,500	753,412			(90,670)	664,242

Stock subscription received								90,670	90,670

Net loss for the year
ended December 31, 2005						(880,146)			(880,146)

Balance December 31, 2005 (as previously
reported)	-	$ -	42,530,000	$ 42,530	$ 2,370,690	$ (1,199,349)	$ -	$ -	$ 1,213,871

Net loss as previously reported						(880,146)
Issuance of stock options in April, 2005					839,065	(839,065)			-
Issuance of stock options in December, 2005					74,711	(74,711)			-

Net loss						(1,793,922)			-

Balance December 31, 2005		$ -	42,530,000	$ 42,530	$ 3,284,466	$ (2,113,125)	$ -	$ -	$ 1,213,871

April 2006 shares issued for cash
at $0.31 per share with attached
warrants exercisable at $0.31 per share			11,669,353	11,669	3,427,450				3,439,119

April 2006 issued shares for compensation
at $0.39 per share with attached
warrants exercisable at $0.31 per share			2,512,096	2,512	1,856,931				1,859,443

April 2006 issued shares for consulting
services at $0.39 per share with attached
warrants exercisable at $0.31 per share			500,000	500	369,598				370,098

April 2006 issued shares for loan origination
fees at $0.31 per share			1,935,000	1,935	597,915				599,850

April 2006 issued shares for acquisition of
royalty interests at $0.39 per share			12,000,000	12,000	4,668,000				4,680,000

June 2006 received shares and
cancelled			(7,800,000)	(7,800)	(1,686,420)				(1,694,220)

October 2006 issued shares for payment
of accrued interest.			102,940	103	60,632				60,735

December 2006 issued share for loan
extension fees			421,053	421	252,211				252,632

December 2006 issued shares for
conversion of warrants			200,000	200	49,800				50,000

Unrealized loss on gold holding and commitments							(438,025)		0

Foreign currency adjustment							(8,326)

Net loss for the year
ended December 31, 2006						(2,100,364)			(2,100,364)

Balance December 31, 2006	-	$ -	64,070,442	$ 64,070	$ 12,880,583	$ (4,213,489)	$ (446,351)	$ -	8,284,813

The Accompanying Notes are an Integral Part of the Financial Statements

1.	Organization and Significant Accounting Policies

Business

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

Upon completion of its acquisition of certain royalty interests in mineral properties, along with the divesture of its joint venture, Pediment Gold LLC, the Company's primary focus has changed to acquiring and managing precious metal royalties. The acquisition of the royalty interests resulted in the Company no longer being considered exploration stage under SFAS No.7.

The Company's current and potential future royalty interests, defined as non-operating net revenue rights in mining projects, expect to provide all future revenues. The Company currently does not conduct exploration or mining activities.

Use of Estimates in the Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of management’s estimates. These estimates are subject in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at fiscal year end, and the reported amounts of revenues and expenses during the fiscal year. Actual results could differ from those estimates.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, all highly liquid investments with maturities of three months or less are considered to be cash equivalents. At December 31, 2006 the Company maintained an account denoted in gold with Macquarie Bank Limited, its senior lender.

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

Fair Value of Financial Instruments

The carrying amount of financial instruments held by the Company, which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short duration. The carrying amount of the Company’s notes payable approximate their fair value based on incremental borrowing rates for similar types of borrowing arrangements.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. In accordance with SFAS No. 144 Accounting for Long-Lived Assets, the Company reviews its long-lived assets for impairment. Whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recovered through undiscounted future cash flows, such losses are recognized in the statement of operations.

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

Royalty Interests In Mineral Properties

Acquired royalty interests in mineral properties include certain properties in the production, development, and exploration stage. We capitalize these royalty interests as tangible assets when they meet the definition of mineral rights in accordance with Financial Accounting Standards Boards (FASB) Emerging Issues Task Force Issue (EITF) No.04-02, Whether Mineral Rights are Tangible or Intangible Assets. At December 31, 2006 all of our royalty interest meet the definition of mineral rights and therefore, are capitalized as tangible assets and included as a separate component of property and equipment.

Acquisition costs of production stage royalty interests are depreciated using the units of production method over the life of the mineral property, which is estimated using proven and probable reserves. Development and exploration stage royalties will be depreciated in the same manner once they become production stage assets. The carrying values of all royalty mineral interests are periodically evaluated for impairment. The recoverability of the carrying value of royalty interests in production and development stage mineral properties is evaluated based upon estimated future undiscounted net cash flows from each royalty interest property using estimates of proven and probable reserves. We evaluate the recoverability of the carrying value of royalty interests in exploration stage mineral properties in the event of significant decreases in the price of gold, and whenever new information regarding the mineral properties is obtained from the operator that could affect the future recoverability of our royalty interests. Impairments in the carrying value of each property are measured and recorded to the extent that the carrying value in each property exceeds its estimated fair value, which is generally calculated using estimated future discounted cash flows.

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

The Company believes that no impairment of its royalty interests existed as of December 31, 2006.

Basis of Consolidation

The consolidated financial statements include the accounts of Battle Mountain Gold Exploration Inc., and it's recently incorporated and wholly - owned subsidiaries, BMGX (Barbados) Corporation, and Battle Mountain Gold (Canada) Inc.

The Company's wholly owned subsidiaries hold all the currently existing gold royalty assets. Intercompany transactions and account balances have been eliminated in consolidation.

Income Taxes

The Company provides for income taxes under the provisions of SFAS No. 109 Accounting for Income Taxes which requires an asset and liability based approach in accounting for income taxes.

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

Stock-Based Compensation

The Company has adopted the fair value recognition provisions of SFAS 123[R], Share Based Payment. Under the fair value recognition provisions of SFAS 123[R], stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.

The estimated fair value of employee stock options was calculated using a lattice pricing model. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options may have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of the Company’s employee stock options.

The Company previously recognized stock based compensation under the provisions of the original SFAS No. 123 Accounting for Stock-Based Payment. All options issued prior to the adoption of SFAS No. 123[R] were vested and the related compensation expense previously recognized and included in professional and consulting expense.

Accounts Receivable and Allowance for Doubtful Accounts

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

Concentration of Credit Risk

The Company's current revenue is solely generated from the production stage royalty interests in the El Limon Mine, Williams Mine, Joe Mann Mine, and Don Mario Mine. Material reductions in any or all of the mines would result in significant adverse effect on the Company’s financial position, results of operations, and cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not have an impact on previously reported financial position, cash flows, or results of operations.

New Accounting Pronouncements

In March of 2005 the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-6, "Accounting for Stripping Costs Incurred during Production in the Mining Industry." In the mining industry, companies may be required to remove overburden and other mine waste materials to access mineral deposits. The costs of removing overburden and waste materials are referred to as "stripping costs." The EITF reached a consensus that stripping costs incurred during the construction phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The new treatment will be effective for fiscal years beginning after December 15, 2005. Adoption of the standard may have an impact on the Company’s future results of operations, the amount of which management is unable to determine at this time.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This Statement replaces APB Opinion No. 20 and SFAS No. 3. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period, rather than being reported in an income statement. The new standard will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of new standard will not have a material effect on its financial position, results of operations, cash flows, or previously issued financial reports.

In February 2006, the FASB Issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of SFAS No. 133 and 140”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

The effective date of the Statement is for all financial instruments acquired, issued, or subject to remeasurement occurring after December 31, 2006. The Company does not expect SFAS No. 156 to have a material effect on its financial position, results of operations, or cash flows in the foreseeable future.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109. The FASB Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has preliminarily reviewed the potential effect of the adoption of FIN 48 and is performing a comprehensive analysis on its uncertain tax positions. Tax positions deemed to have a remotely likelihood of utilization may have an adverse effect the Company’s financial position, results of operations or cash flow.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The Statement clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS 157 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Bulletin provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Bulletin is effective for fiscal years beginning after November 15, 2006. The Company does not expect that the adoption of SAB 108 will have a material impact on its financial position, results of operations or cash flows.

2.	Divestiture of Joint Venture

In accordance with the Company's current focus of acquiring and managing its portfolio of royalty interests in mining properties, the Company divested its interest in the Pediment Gold exploration partnership to our joint venture partner, Nevada Gold Exploration Solutions LLC (NGXS). In exchange for our previous interest in Pediment, we rescinded a transaction involving 7,800,000 previously outstanding restricted shares of our common stock, which were subsequently cancelled, and obtained a 1.25% net smelter royalty on any future production, if any, of the Hot Pots and Fletcher Junction Exploration Projects. The rescission included 3,000,000 shares that had been previously placed in escrow under the terms of an agreement in which the Company was to obtain 100% control of Pediment Gold LLC and its proprietary water technology. The rescission of the Company common stock and forfeiture of its Pediment Gold interest resulted in a gain of $435,494.

Neither Hot Pots nor the Fletcher Junction Project has any proven or probable reserves at the present time.

3.	Related Party Transactions

On April 26, 2006 the CEO received a total of 750,000 shares of Company common stock at $0.39 per share, the fair market value of the Company's common stock on the date of issuance, for total consideration of $292,500. The transaction resulted in the cancellation of previously accrued salary and operating payables.

On April 26, 2006 the CEO received 1,762,096 shares of common stock at $0.39 per share for total consideration of $687,217 in accordance with the terms of his employment agreement related to the acquisition of the royalty interests in mineral properties.

The aggregate of 2,512,096 shares of Company common stock issued to the CEO during the twelve months ended December 31, 2006 include additional exercisable warrants of 2,512,096, each for one additional share of common stock at $0.31 per share expiring on April 12, 2011. The Company recognized $879,726 of non-cash compensation expense related to issuance of the warrants.

On April 26, 2006 the Company's CFO, previously engaged as a consultant, received 500,000 shares of common stock at $0.39 per share for total consideration of $195,000 as compensation for advisory work related to the acquisition of the royalty assets. The shares include additional exercisable warrants of 500,000, each for one additional share of common stock at $0.31 per share expiring on April 12, 2011. The Company recognized $175,098 of non-cash compensation expense related to issuance of the warrants.

The Company entered into an employment agreement with its CFO effective May 1, 2006. The initial term of the agreement is three years with a base compensation of $125,000 per year. In addition, the CFO was granted 750,000 restricted shares of the Company’s common stock, which vest equally over the term of the agreement, beginning in May 2007.

At December 31, 2006 related party payables of $505,964 consist of accrued salary and bonuses payable to the Company’s CEO and CFO.

4.	Property and Equipment

The Following Table Summarizes the net book value of the components of our property and equipment, including our royalty interests in mineral properties as of December 31, 2006.

Royalty Interest in Mineral Properties as of December 31, 2006 ($ in 000's)

	Gross	Accumulated Depreciation	Net
Production stage royalty interests
Williams mine	$ 3,441	$ (535)	$ 2,906
Don Mario mine	3,101	(489)	2,612
El Limon mine	2,001	(225)	1,776
Joe Mann mine	374	(64)	310
Subtotal	$ 8,917	$ (1,313)	$ 7,604

Development Stage Royaltiess resource
Dolores resource	$ 3,597	-	$ 3,597
Relief Canyon mine	2,843	-	2,843
Lluvia Del Oro property	788	-	788
Subtotal	$ 7,228		$ 7,228

Exploration Stage
Seguenega	$ 3,587	-	$ 3,587
Night Hawk Lake Property	-
Marmato	-
Hot Pot	-
Fletcher Junction	-
Subtotal	$ 3,587		$ 3,587

Total royalty interests in mineral properties	$ 19,732	$ (1,313)	$ 18,419

Equipment	$ 6.1	$ (1.7)	$ 4.4
Total Property and Equipment	$ 19,738	$ (1,315)	$ 18,423

The Company incurred depreciation expense on property and equipment of $1,314,865 and $198 for the years ended December 31, 2006 and 2005, respectively.

Discussed below is the status of each of our royalty interests in mineral properties.

Williams Mine - We own a 0.72% NSR on the Williams Mine which is located 350 kilometres east of Thunder Bay, Ontario, Canada. The NSR covers the underground operations and a portion of the open pit operations. The mine is jointly owned and operated by Teck Cominco Ltd. (50%) and Barrick Gold Corporation Ltd. (50%). The mine is currently operating.

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

Joe Mann Mine - We own a 1% NSR on the Joe Mann mine. The mine is owned by Campbell Resources Inc. The mine is currently operating and is located approximately 550 km north of Montral, Quebec.

Dolores Reserve – We own a 1.25% NSR on gold production from the Dolores Resource. The resource is owned by Minefinders Corporation Ltd. Construction of the mine is in process, with a start-up date expected in the third quarter of 2007. Dolores is located in Mexico, in the state of Chihuahua.

Relief Canyon Mine - We own a 4.0% NSR on the Relief Canyon Mine – The mine is owned by Firstgold Inc. The mine is expected to restart by 2008 according to the mine operator, Firstgold Inc. The mine is located approximately 110 miles northeast of Reno, Nevada.

Lluvia Del Oro - We carry our interest on the mine as a development stage asset, since the mine was previously in production, is currently on care and maintenance.

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

In December 2006 we entered into an agreement, for $25,000, to acquire an option to purchase a 2% net smelter return royalty on Minefinders Corporation Ltd.’s Dolores Mine in Chihuahua, Mexico. The 2% net smelter return royalty covers both gold and silver production from the Dolores Mine. The acquisition is required to close on or before March 31, 2007 for approximately $9,450,000. On March 28, 2007 we completed the acquisition.

5.	Deferred Charges

Deferred charges consist of issuance costs incurred in connection with securing funds from the Gold loan and Bridge loan facilities (See note 7). The Company amortizes the issuance costs as interest expense on a straight-line basis over the term of the respective loans.

The Company incurred issuance costs totaling $1,084,722 during the year ended December 31, 2006 of which $852,482 was paid via the issuance of 2,356,053 shares of common stock.

During the twelve months ended December 31, 2006 the Company amortized $674,286 of the issuance costs.

6.	Operating Lease

The Company leases office space in Reno, Nevada on an annual basis that expired April 30, 2006. On May 1, 2006 the Company renewed the lease on a month and month basis that calls for base monthly payments of $250 per month and additional incidental charges for shared office and administrative services based on usage. The lease is cancellable with thirty days notice to the lessor.

The Company leases office space in Vancouver, British Columbia on an annual basis that expires on August 31, 2006. The Company renewed the lease on a month to month basis. The lease calls for base monthly payments of $1,300.

Rent expense for the year ended December 31, 2006 and 2005 was $20,773 and $18,528 respectively.

7.	Notes Payable

Gold Facility

In April 2006 the Company entered into an 11,750 ounce gold facility agreement with Macquarie Bank Limited. The Company sold the gold on the open market at $587.90 per ounce on April 10, 2006 for total proceeds of $6,907,825. The gold facility calls for us to repay Macquarie Bank Limited in sixteen quarterly installments of 907 ounces beginning May 15, 2006 with a final installment of 488 ounces due on May 15, 2010 for total consideration of 15,000 ounces. Additionally, under the terms of the Gold Facility, on each gold delivery date, we are required to make an additional and mandatory pre-delivery of gold, determined in accordance with and subject to the following conditions:

(a)	pre-delivery of gold under the agreement, shall only be required on a gold delivery date which:
(i)	immediately follows a fiscal quarter wherein the London Gold Price was greater than US$425/Ounce for more than 15 days; or

(ii)	occurs when a Default or Event of Default has occurred and is continuing; and
(b)	the amount of gold to be pre-delivered shall be the current gold value of the US Dollar amount which is 50% of Free Cash Flow for such fiscal quarter;

A mandatory pre-delivery of gold under the agreement is to be applied first against the final gold delivery and then against the remaining gold payments in which deliveries are applied in reverse order to the order in which the gold deliveries are made.

As of December 31, 2006, the Company made required prepayments of 73 ounces on June 5, 2006 and 29 ounces on October 10, 2006.

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

On December 11, 2006 the Company issued 421,053 shares of common stock for total consideration of $252,632 to exercise the option to extend the loan through March 31, 2007.

The loan is collateralized by the acquired royalty interests in mining properties which the Company believes will sufficiently cover the debt.

Subordinated Exchangeable Debenture

The Company entered into a subordinated exchangeable debenture with IAMGOLD Corp. (seller of acquired royalty interests in mining properties) for a total of $2,000,000. The debenture carries an interest rate of 6% per annum and is due on April 25, 2008. Principal and interest payments are due semi-annually and may be paid in cash or in shares of common stock of the Company. Additionally, IAMGOLD may, at any time within the period, convert the outstanding principal and accrued interest into shares of common stock.

On October 25, 2006, the Company issued 102,940 restricted shares of common stock for accrued and unpaid interest payable on the 6% Exchangeable Secured Subordinated Debenture due to IAMGOLD Corp (debenture holder) on October 25, 2006 for total consideration of $60,735. The number of common shares issued was based on the unpaid interest payable, divided by the weighted average trading price of the Company’s common shares. The weighted average trading price was calculated by dividing the aggregate dollar trading values of the Company’s common shares for the twenty consecutive trading days immediately preceding October 25, 2006, by the aggregate number of common shares traded during that same period.

The following table illustrates the Company’s future obligations as of December 31, 2006:

Year	Principal	Interest	Total
2007	5,452,945	931,636	6,384,581
2008	3,649,664	521,045	4,170,709
2009	1,876,246	256,655	2,132,901
2010	725,604	34,346	759,950
Total	11,704,459	1,743,682	13,448,141

Note: The above table includes principal and interest on the gold loan facility based on a gold price of $587.90 per ounce.

At December 31, 2006 the Company recognized an unrealized loss on the carrying amount of its gold loan facility in the amount of $463,810.

Capital Stock

On December 15, 2006 the Company issued 200,000 shares of common stock at $0.25 per share for total consideration of $50,000 related to the exercise of previously issued warrants.

On December 11, 2006 the Company issued 421,053 shares of common stock at $0.60 per share to Macquarie Bank Limited for total consideration of $252,632 related to fees incurred for extension of the Bridge Loan Facility until March 31, 2007.

On October 25, 2006, the Company issued 102,940 restricted shares of common stock to IAMGold for payment of accrued interest, in the amount of $60,735.

On June 30, 2006 the Company cancelled 7,800,000 shares of previously issued restricted common stock, of which 3,000,000 of these shares had been previously placed in escrow and rescinded, related to the divesture of its interest in Pediment Gold LLC.

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

Warrants

Warrants were issued in conjunction with the issuance of common stock. To estimate costs related to the issuance of warrants, we have used a lattice pricing model using a life equal to the maximum contractual life. The warrants expire on various dates through April 2011.

The estimated fair value of warrants, using a lattice pricing model is based on the following assumptions.

	2006	2005
Expected Dividend yield	$-0-	$-0-
Expected stock price volatility	90%	72%
Risk free interest rate	4.90%	4.00%
Expected life of warrants (years)	5.00	1.75

The following table illustrates the warrant activity as of December 31, 2006 and 2005:

	2006		2005
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of the year	1,500,000	$ 0.25	-	$ -
Issued	14,681,449	$ 0.31	1,500,000	0.25
Exercised	(200,000)	$ 0.25	-	-
Expired	-	-	-	-
Outstanding, end of the period	15,981,449	$ 0.3051	1,500,000	$ 0.25
Currently exercisable	15,981,449	$ 0.3051	1,500,000	$ 0.25

Stock warrants outstanding and exercisable as of December 31, 2006 are as follows:

Range of Exercise Price	Number of Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Number of Warrants Vested (Exercisable)	Weighted Average Exercise Price
$ 0.25	1,300,000	$0.25	.75	1,300,000	$0.25
$ 0.31	14,681,449	0.31	4.50	14,681,449	0.31

The Company recognized $1,054,824 of stock based compensation for the year ended December 31, 2006 related to the warrants issued to our CEO and CFO. The Company recognized $379,912 in financing costs for the year ended December 31, 2005 related to the issuance of warrants to third parties.

10.	Stock Option Plan

The Company adopted the 2004-2005 Non-Qualified Stock Option Plan. The Plan allows the Company to grant options for a maximum of 3,500,000 shares of common stock. The Plan is effective for ten years.

During April 2005 the Company’s board of directors amended the terms of the Plan. The exercise price of all previously granted options was reduced from $0.99 to $0.40 and the vesting date was changed from May 31, 2005 to April 15, 2005. As part of the amendment, the previously issued options at $0.99 were treated as cancelled and reissued at $0.40 in April, 2005. The amendment of Plan resulted in the Company recognizing an additional $280,000 of stock-based compensation.

The vesting date for all options granted under the Plan, as amended, was April 15, 2005.

The following table summarizes the activity of the Plan for the years ended December 31, 2006 and 2005:

	2006		2005
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning	3,200,000	$ 0.40	1,000,000	$ 0.99
Options cancelled			(1,000,000)	0.99
Options exercised	-	-	-	-
Options forfeited	-	0.40	-	-
Option granted	-	0.40	3,200,000	0.40
Outstanding, ending	3,200,000	$ 0.40	3,200,000	$ 0.40

The fair value of each option granted is estimated at the date of grant using a lattice option-pricing model with the following assumptions.

	2006	2005
Expected Dividend yield	$ -0-	$ -0-
Expected stock price volatility	90%	72%
Risk free interest rate	4.90%	4.00%
Expected life of options (years)	3.00	4.18

A summary of the outstanding and exercisable options at December 31, 2006, is as follows:

Range of Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Number of Options Vested (Exercisable)	Weighted Average Exercise Price
$0.40	3,200,000	$0.40	3.18	3,200,000	$0.40

The Company recognized $0 and $913,776 of stock based compensation expense related to the 2004-2005 Non-Qualified Stock Option Plan for the periods ended December 31, 2006 and December 31, 2005, respectively.

11.	Income Taxes

The Company’s current tax benefits for the years ending December 31, 2006 and 2005 of $1,593,911 and $0, respectively, consist of the following amounts:

	2006	2005
Current tax:
USA	$ 792,438	$ 382,112
Foreign	459,276	-
Deferred tax:
USA	(397,165)	97,997
Foreign	170,352	-
Valuation allowance
decrease/ (increase)	569,010	(480,109)
Net tax benefit	$ 1,593,911	$ -

During the year ended December 31, 2006 the Company applied $1,168,133 of tax loss carryforwards from prior periods to fully off-set the current United States tax payable.

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2006, and 2005:

	2006	2005
Income tax computed at federal statutory tax rate	34%	34%
Foreign tax rates	0.43	-
Depletion allowance	1.22	-
Non-deductible expenses	(10.81)	(0.01)
Change in valuation allowance	13.74	(33.99)

Total	38.58%	0.00%

Significant components of the Company’s deferred tax assets (liabilities) at

December 31, 2005 and 2006 consisted of the following:

	2006	2005
Deferred tax assets (liabilities):
Net operating loss carryforwards	$ 651,345	$ 589,235
Joint venture exploration costs	-	(330,869)
Pre-acquisition royalty receipts	102,930	-
Deferred finance costs	170,243	-
Stock-based compensation	669,324	310,684
Other	69	(40)
Foreign tax credit	177,727	-
Valuation Allowance	-	(569,010)

Total	$1,771,638	$ -

As of December 31, 2006 and, the Company had estimated net operating loss carry forwards for United States and Canadian income tax purposes of approximately $564,910 and $1,312,216, respectively. These operating losses expire from 2016 through 2024. The utilization of net operating loss carry forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar foreign provisions.

In 2005, the deferred income tax assets of the Company were offset by a valuation allowance since management believed the recoverability of the deferred tax asset was not likely. Accordingly, no deferred income tax benefits for the year ended December 31, 2005 were recognized. Based on circumstances existing at December 31, 2006 the Company has re-assessed the need for the valuation allowance. The Company anticipates utilization of the existing deferred tax assets to off-set future taxable income from operations.

12.	Quarterly Financial Information (unaudited)

Summarized unaudited quarterly financial information for the years ended December 31, 2006 and 2005 are noted below (in thousands, except for per share amounts):

2006
		Dec. 31, 2006	Sep. 30, 2006	Jun. 30, 2006	Mar. 31, 2006

Net revenues		$ 759	$ 884	$ 752	$ -

Income/(Loss) from operations		$ (135)	$ 121	$(2,474)	$ (181)

Net loss		$ 1,621	$ (571)	$(2,969)	$ (181)

Net loss per share – basic and diluted		$ 0.03	$ (0.01)	$ (0.05)	$ (0.01)

2005
		Dec. 31, 2005	Sep. 30, 2005	Jun. 30, 2005	Mar. 31, 2005

Net revenues		$ -	$ -	$ -	$ -

Loss from operations		$ -	$ -	$ -	$ -

Net loss		$ (167)	$ (446)	$(1,009)	$ (172)

Net loss per share – basic and diluted		$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)
13.	Loss per Share

The Company's loss per share of common stock is based on the weighted average number of common shares outstanding at the financial statement date consisting of the following:

	2006	2005
BASIC LOSS PER SHARE:
Net loss	$(2,100,364)	$(1,793,922)
Shares outstanding	57,759,877	41,530,000
Loss per basic share	$(0.04)	$(0.04)
FULLY DILUTED LOSS PER SHARE:
Net loss	$(2,100,364)	$(1,793,922)
Shares outstanding	57,759,877	41,530,000
Loss per basic share	$(0.04)	$(0.04)

Outstanding instruments convertible into shares of common stock totaling 23,181,449 have not been included in the above calculation as the effects are anti-dilutive.

14.	Going Concern

The report of independent auditors on the Company’s December 31, 2006 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company’s ability to continue as a going concern. Management has developed a plan to address these issues and allow the Company to continue as a going concern through at least the end of 2007. This plan includes sustaining revenues and reducing operating expenses as necessary. Although the Company believes the plan will be realized, there is no assurance that these events will occur. In the event the Company is unsuccessful, the Company may pursue additional debt or equity financing. If the Company is unable or cannot otherwise raise cash to finance operations, the Company could be forced to significantly reduce its level of operations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

15.	Pro Forma Financial Information

On April 25, 2006 the Company acquired certain royalty interests in mineral properties. The following is pro-forma condensed operating data which portrays the results of operations as if the transaction had occurred at January 1, 2006:

		2006

	Net revenue	$ 3,192,110
	Depreciation and amortization	(1,821,441)
	Operating income (loss)	(2,045,035)
	Other expenses	(1,358,306)
	Pro-forma net (loss)	(1,809,430)
	Pro-forma net (loss) per share – basic and diluted	$ (0.03)

	Weighted average shares outstanding – basic and diluted	57,759,877
16.	Subsequent Events

On February 28, 2007, we entered into an agreement with Royal Gold, Inc. (Royal Gold) for Royal Gold to acquire 100% of the fully diluted shares of the Company for approximately 1.57 million shares of Royal Gold common stock in a merger transaction. This represents a value of $0.60 per fully diluted share of the Company, or a 29% premium to the 20-day weighted average trading price of the Company as of Friday, February 23, 2007. The proposal is subject to satisfactory completion of due diligence, definitive documentation, and receipt of a fairness opinion satisfactory to Royal Gold’s Board of Directors, among other conditions.

In order to meet our upcoming obligations and the Dolores Resource Royalty acquisition, and in accordance with our proposed merger agreement, we entered into a binding term sheet, as of February 28, 2007, whereas Royal Gold will provide up to $20 million in convertible bridge financing. The bridge loan is convertible into Battle Mountain common stock at the discretion of Royal Gold at a fixed price of $0.60 per share.

As of March 27, 2007 we received a total of $13,914,552 in bridge financing from Royal Gold. The loan has a one year term and carries an interest rate of LIBOR plus 3%. Subsequent to the receipt of the financing, we closed the acquisition of the Dolores Resource Royalty, on March 28, 2007, for approximately $9,450,000. Additionally, the proceeds were used to fully pay the principal and accrued interest of $4,464,552 on the Macquarie bridge financing arrangement due on March 31, 2007.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and our chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Mark Kucher	Chairman, Chief Executive Officer, Director	46	March, 2006, April, 2004
David Atkinson	Chief Financial Officer	40	May, 2006
Brian M. Labadie	Director	53	November 2004
Anthony E.W. Crews	Director	54	November 2004
Robert Connochie	Director	65	July, 2006
Christopher E. Herald	Director	53	July, 2006

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mark Kucher –Chairman, Chief Executive Officer, Director

Mark Kucher has served as our Chairman and Chief Executive Officer since March 2006 and a director of our company since April, 2004. Mr. Kucher served as our company’s Chief Financial Officer from April 2004 to May 2006 and served as our company’s President, Chief Executive Officer, Secretary and Treasurer from April 2004 to September 2004. Mr. Kucher has served as a director of British Swiss since January 1992, acting on behalf of Swiss pension funds in the disposition of various resource investments in Canada, predominantly in oil and gas and gold mining. Mr. Kucher has commercial, business development and corporate finance experience with an emphasis in the mining industry. Mr. Kucher has also had various positions with investment banks and brokerage firms. Mr. Kucher holds an MBA from the University of Western Ontario and a Bachelor of Commerce degree from the University of Manitoba.

Mr. Kucher is a significant employee and the loss of Mr. Kucher would have an adverse impact on our future developments and could impair our ability to succeed.

David Atkinson – Chief Financial Officer

David Atkinson has served as the Chief Financial Officer of our company since May 2006. For the past year, Mr. Atkinson has served as a consultant to our company and assisted our company in the recently announced purchase of royalty assets from IAMGOLD, Inc. From 2002 through 2004, Mr. Atkinson was a director in the Investment Banking Group at Harris Nesbitt Corp., (BMO Financial Group) in New York. Mr. Atkinson focused on mergers and acquisitions and capital raising for mid and large sized corporate clients. From 2000 to 2002, Mr. Atkinson was a Senior Vice President and director at Jefferies & Company, Inc. in New York. Prior to 2000, Mr. Atkinson was a senior member of the banking teams at ING Barings and Rothschild Inc., both in New York. During his career on Wall Street, Mr. Atkinson advised on a number of complex, cross border transactions, including working with Hanson PLC on the spin off of their US non-core operations and the eventual split up of the company. Mr. Atkinson also worked with N.V. Union Miniere’s zinc mining subsidiary on its sale to Savage Resources. Mr. Atkinson received his Masters of Business Administration from the Ivey School of Business at the University of Western Ontario, and his Bachelor of Commerce degree from the University of British Columbia.

Brian M. Labadie – Director

Brian Labadie has served as a director of our company since November 2004. Mr. Labadie currently serves as a Director of Solitario Resources. From November 1997 until October 2006, Mr. Labadie served as an officer of Miramar Mining Corporation, a foreign private issuer engaged in the exploration and development of gold bearing mineral properties in northern Canada in the Northwest Territories and Nunavut. Mr. Labadie currently holds 80,000 shares of Miramar Mining Corporation. Mr. Labadie also served as a director of Crown Resources Corporation, until it was taken over by Kinross Gold Corporation and has no relationship or any shareholding in Kinross Gold Corporation. Mr. Labadie has over thirty years experience in the mining industry. Mr. Labadie holds a Bachelor of Science degree in geological engineering from the University of Toronto.

Anthony E. W. Crews – Director

Anthony Crews has served as a director of our company since November 2004. Mr. Crews has owned and served as the principal of both The Mines Group, Inc. and Crews Engineering, Inc. since January 1997. Mr. Crews has over twenty-nine years of experience in civil, mining, and environmental engineering. Mr. Crews holds a Bachelors degree in Civil Engineering from The University of the Witwatersrand. Mr. Crews is a member of the following organizations: Society of Mining and Metallurgical Engineers, USA; American Society of Civil Engineers, USA; Aircraft Owners and Pilots Association, USA; Royal Ocean Racing Club, London, UK; Nevada Mining Association; National Council of Examiners for Engineering and Surveying. Mr. Crews is a Registered Professional Engineer in California, Nevada, Arizona and Hawaii.

Robert Connochie – Director

Robert Connochie has served as a director of our company since July 2006. Mr. Connochie, MBA, is currently President of Behre Dolbear Capital. Mr. Connochie’s previous positions include Chairman and President of Potash Company of America, and VP of Corporate Development of Rio Algom Limited. He has served as a director for a number of private and public companies, including Repadre International Corporation, the former owner of the company’s international royalty portfolio. He holds a B.A. Sc. (Civil Eng.) from the University of British Columbia and a MBA from University of Western Ontario.

Christopher E. Herald – Director

Christopher E. Herald has served as a director of our company since July 2006. Mr. Herald currently serves as Chief Executive Officer and as a director of Solitario Resources. Mr Herald currently owns or has options to acquire 687,762 shares or approximately 2.5% of Solitario Resources. From June 1999 to October 2006, Mr. Herald served as President, Chief Executive Officer, and director of Crown Resources. Prior to his appointment as Chief Executive Officer of Crown, Mr. Herald served as President and Executive VP of Crown. He holds a M.S. in Geology from Colorado School of Mines and a B.S. in Geology from the University of Notre Dame.

Recently, Crown Resources closed the sale of itself to Kinross Gold Corporation. Mr. Herald has no relationship or significant shareholding in Kinross Gold Corporation.

Solitario Resources is a mineral exploration company, which owns properties in Mexico, Brazil, Bolivia and Peru. Battle Mountain has royalty interests in mines and mineral resources in Mexico and Bolivia. We do not own any royalties in the properties owned by Solitario Resources. There is no business relationship between Solitario Resources and our company, and there is not anticipated to be one, since we are engaged in different businesses (precious metal royalty ownership vs mineral exploration and development).

We have not instituted any formal measures to prevent officers and director conflicts of interest, other than self policing. We will review and publicly disclose any situation that involves an agreement with a related party, should the situation arise in the future.

There have been no transactions consummated or transactions contemplated, with any of the above entities.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Other than disclosed herein, our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.             any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.             any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.             being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.             being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Christopher E. Herald is a director and officer of Crown Resources Corporation. Crown Resources Corporation filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado. As part of the bankruptcy, Crown Resources filed a Plan of Reorganization and a Disclosure Statement with the Court on March 25, 2002. On May 30, 2002, the Court confirmed the Plan, which became effective on June 11, 2002. Accordingly, Crown Resources was in bankruptcy a total of 84 days (March 8, 2002 through May 30, 2002).

Board and Committee Meetings

Our board of directors held three formal meetings during the year ended December 31, 2006. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our By-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2006 our standing committees of the board of directors were our audit committee, compensation committee and governance committee.

Audit Committee

Currently our audit committee consists of our three of our independent directors, Brian Labadie, Robert Connachie and Christopher Herald. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2006, there were no formal meetings held by the audit committee. The business of the audit committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2006, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Mark Kucher	1(1)	3(1)	Nil
David Atkinson	1(2)	1(2)	Nil
Brian M. Labadie	Nil	Nil	Nil
Anthony E.W. Crews	Nil	Nil	Nil
Robert Connochie	Nil	Nil	Nil
Christopher E. Herald	NIl	Nil	Nil
Royal Gold, Inc.	Nil	Nil	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership of Securities.

(2)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

Code of Ethics

Our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president and secretary (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.             honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.             full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.             the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on April 22, 2005 as Exhibit 14.1 to our annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Battle Mountain Gold Exploration Corp., One East Liberty Street, 6th Floor, Suite 9, Reno, Nevada 89504.

Item 10.	Executive Compensation.

The particulars of compensation paid to the following persons who we will collectively refer to as the named executive officers, of our two most recently completed fiscal years ended December 31, 2006, are set out in the following summary compensation table:

(a) our principal executive officer;

(b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2006, and who earned at least $100,000; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the most recently completed financial year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Mark Kucher(1) President, Chief Executive Officer and former Chief Financial Officer	2006 2005	$250,000 $90,000(a)	$452,956 N/A	$979,717(b) N/A	$879,726(c) $228,400	N/A N/A	N/A N/A	N/A N/A	$2,562,399 $318,400
David Atkinson(2) Chief Financial Officer	2006 2005	$83,334 N/A	$50,000 N/A	$195,000 N/A	$175,098 N/A	N/A N/A	N/A N/A	N/A N/A	$503,432 N/A
James E. McKay(3) Former President and Chief Executive Officer	2006 2005	$15,000 $90,000	N/A N/A	N/A N/A	$N/A $285,500	N/A N/A	N/A N/A	N/A N/A	$15,000 $375,500

(1)                   Mr. Kucher became our President and Chief Executive Officer on March 1, 2006, and resigned as our Chief Financial Officer in May 2006.

(a) Amount accrued and paid as of December 31, 2006.
(b) Includes 750,000 shares received in cancellation of 2005 accrued salary and operating payables.

(c) Includes 1,762,096 share purchase warrants issued as part of bonus received for acquisition of royalty assets in accordance with the terms of the employment agreements, and an exercise price of $0.31 per share.

(2)	Mr. Atkinson became our Chief Financial Officer in May 2006.

(3)                   Mr. McKay resigned on March 1, 2006. Amounts paid to Mr. McKay in 2006 were via Joint Venture, Pediment Gold LLC.

Mark D. Kucher and our company entered into an employment agreement pursuant to which Mr. Kucher served as our company’s Chief Financial Officer and as a Director of our company. The terms of the agreement provide that it is retroactively effective on January 1, 2004. Mr. Kucher receives a base salary of $7,500 per month, effective retroactively from January 2004 that is not payable until our company is fully vested in Pediment. Mr. Kucher has the option to receive his salary in shares, at market value, at any time. Mr. Kucher also receives three (3) weeks of paid vacation. Pursuant to the employment agreement, we also granted Mark Kucher an option to purchase 500,000 shares of our company’s common stock at an exercise price of $0.99 per share that was to vest in its entirety on May 31, 2005, provided that if our company terminated Mr. Kucher’s employment prior to May 31, 2005, the option was to automatically vest in its entirety on the date of termination. In April 2005, our company’s board of directors amended the terms of Mr. Kucher’s option to vest in its entirety on April 15, 2005, at an amended exercise price of $0.40 per share. Mr. Kucher and our company may terminate the employment agreement at will, provided, however, that if our company terminates the employment agreement for any reason, or if Mr. Kucher and our company mutually decide to terminate the agreement at any time before the third anniversary date of the agreement, our company will pay Mr. Kucher a severance at his then current salary through the third anniversary date upon such termination.

On December 8, 2005 we approved an employment agreement with Mark Kucher, our company’s Chairman and Chief Executive Officer effective January 1, 2006 for a period of five years. The terms of the agreement are for Mr. Kucher to receive an annual salary of $250,000 plus benefits. Mr. Kucher is also entitled to receive annual bonuses based on 2.50% of our company’s increase in total market capitalization.

On May 1, 2006, we approved an employment agreement with David Atkinson to serve as our Chief Financial Officer for an initial term of three (3) years, with base compensation of US $125,000.00 per year, plus reimbursement of all company-related expenses incurred. Mr. Atkinson was also granted 750,000 restricted shares of our company, which vest equally over the term of the agreement, beginning in May, 2007. Mr. Atkinson is also entitled to receive annual bonuses based on 1% of our company’s increase in market capitalization, subject to a maximum amount of $50,000. Mr. Atkinson and our company may terminate the employment agreement at will, provided, however, that if our company terminates the employment agreement for any reason, or if Mr. Atkinson and our company mutually decide to terminate the agreement at any time before the third anniversary date of the agreement, our company will pay Mr. Atkinson a severance at his then current salary through the third anniversary date upon such termination.

Both Mr. Kucher and Mr. Atkinson have terminations provisions, as a result of a change of control, in their employment agreements, that provide for the following:

1) annual salary and vacation pay earned to the termination date and re-imbursement of any expenses incurred prior thereto;

2) a lump sum amount equal to three times the employees annual salary at the termination date:

3) a lump sum amount equal to three times the employees average annual bonus for the two preceding years, provided that if the employee has not completed two bonus years, an amount equal to 50% of the employees annual salary shall be deemed the annual bonus amount for all missing bonus years;

4) all of the employees options and Restricted Stock awards not yet vested or issued shall vest or be issued effective on the termination date;

5) we shall continue at our cost the benefits then in effect for the employee until the earlier of three years from the termination date or the employee obtaining similar benefits through other employment; and

6) a periodic transaction bonus payable to Mr. Kucher based on 2.5% of the transaction value.

The following table sets forth for each of the named executive officers certain information concerning unexercised options, stock that has not vested; and equity incentive plan awards outstanding as at the year ended December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
				Option Awards		Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark Kucher President, Chief Executive Officer and former Chief Financial Officer	3,312,096			$0.33(1)	April 15, 2010(2) April 12, 2011(3)
David Atkinson Chief Financial Officer	500,000			$0.31	April 12, 2011
James E. McKay Former President and Chief Executive Officer	1,000,000			$0.40	April 15, 2010
(1)	Based on the weighted average exercise price for all exercisable options.
(2)	800,000 options expire on April 15, 2010
(3)	2,512,096 warrants expire on April 12, 2011.

The following table sets forth for each named executive officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2005.

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable		Value of Unexercised In-the-Money Options/SARs at FY-end ($) Exercisable/Unexercisable(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Mark Kucher(1) President, Chief Executive Officer and former Chief Financial Officer			800,000		$72,000
David Atkinson Chief Financial Officer
James E. McKay(1) Former President and Chief Executive Officer			1,000,000		$90,000

(1)             The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2006 ($0.49 per share on NASD OTCBB) and the exercise price of the individual's options.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Brian M. Labadie	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Anthony E.W. Crews	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Robert Connochie	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Christopher E. Herald	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Wade Hodges	Nil	Nil	Nil	Nil	Nil	Nil	Nil

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director’s fees or other cash compensation for services rendered as a director in the year ended December 31, 2006.

On July 14, 2006, effective July 18, 2006, our board of directors elected two additional directors, Robert Connochie and Christopher E. Herald to fill vacancies on the board and to serve until the next annual meeting of shareholders. The compensation for Mr. Connochie and Mr. Herald is in the form of restricted shares of our company’s common stock, payable at the end of the year of service. Mr. Connochie and Mr. Herald, have been granted 500,000 shares each, which will vest 200,000 in July 2007, 200,000 in July 2008, and 100,000 in July 2009, and will be earned and issued only at the end of the director’s year of service.

On July 14, 2006, effective July 18, 2006, we approved compensation arrangements for our company’s existing board of directors. Brian Labadie and Anthony Crews were granted compensation of 500,000 shares of restricted stock each, 250,000 which will vest in July 2007, and 250,000 in July 2008, and will be earned and issued only at the end of the director’s year of service.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. Other than as described above with respect to Mr. Kucher and Mr. Atkinson, we do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Other than as disclosed above, we have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 11.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 16, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
IAMGOLD Corporation 220, Bay Street, 5th floor, Toronto, ON, M5J2W4	12,102,940	18.89%
Mark Kucher 1725 Knox Road Vancouver, BC V6J 1S4	16,774,192 (2)	26.18%
David Atkinson 701 5750 Larch Street Vancouver, BC V6M 4E2	1,000,000 (3)	1.56%
Brian Labadie 24138 Fern Crescent Maple Ridge, BC V4R 2S1	300,000 (4)	*
Anthony E.W. Crews 1325 Airmotive Way Suite 175U Reno, Nevada 89502	300,000 (5)	*
Robert Connochie 164 Conochie Road, CosCob, CT 06807	Nil	Nil
Christopher E. Herald 15095 Foothill Road, Golden, CO 80401	Nil	Nil
All Officers and Directors as a group	30,477,132 (6)	44.91%

* Less than 1%.

(1)                   Based on 64,077,442 shares of common stock issued and outstanding as of March 16, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)             Includes 3,160,000, 1,000,000, 3,400,000 and 40,000 shares of common stock owned by Bug River, British Swiss Investment Corp. (“British Swiss”), Warrior Resources Corp. (“Warrior”), and Mr. Kucher’s spouse, respectively. Mark Kucher is a director and shareholder of Bug River, British Swiss, and Warrior. Also includes an option to purchase 800,000 shares at $0.40 per share that vested on April 15, 2005, and warrants to purchase up to 2,512,096 shares at $0.31 per share.

(3)	Includes warrants to purchase 500,000 shares at $0.31per share.
(4)	Represents an option to purchase 300,000 shares at $0.40 per share that vested on April 15, 2005.
(5)	Represents an option to purchase 300,000 shares at $0.40 per share that vested on April 15, 2005.
(6)	Includes options described in footnotes (2), (3), (4) and (5).

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Other than as listed below, during our last fiscal year, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds the lesser of $120,000 or one percent of our average total assets for the last three fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial stockholder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

On December 8, 2005 our company’s board of directors approved an employment agreement with Mark Kucher, our company’s Chairman and Chief Executive Officer effective January 1, 2006 for a period of five years. The terms of the agreement are for Mr. Kucher to receive an annual salary of $250,000 plus benefits. Mr. Kucher is also entitled to receive annual bonuses based on 2.50% of our company’s increase in total market capitalization.

On July 14, 2006, David Atkinson was appointed to serve as Chief Financial Officer of the company by our Board of Directors until the next annual meeting of shareholders. Mr. Atkinson entered into an employment agreement with the company, effective May 1, 2006, for an initial term of three (3) years, with base compensation of $125,000.00 per year, plus reimbursement of all company-related expenses incurred. Mr. Atkinson was also granted 750,000 restricted shares of our company, which vest in equal yearly installments over the term of the agreement beginning in May 2007.

The promoters of our company are our directors and officers.

Director Independence

The following directors of our company are independent as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules: Mr. Labadie, Mr. Connochie, Mr. Herald and Mr. Crews.

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2/A as Exhibit 3.1, filed with the Commission on August 29, 2003)

3.1a	Amendment to Articles of incorporation (incorporated by reference from our Form 8-K filed with the Commission on April 29, 2004)
3.2	Bylaws (incorporated by reference from our Form SB-2/A as Exhibits 3.2, filed with the Commission on August 29, 2003)
(10)	Material Contracts
10.1

Amended and Restated Share Purchase Agreement between IAMGOLD Corporation, Repadre International Corporation and Battle Mountain Gold Exploration Corp. dated April 25, 2006 (incorporated by reference from our registration statement on Form SB-2 filed October 4, 2006)

10.2

Bridge Finance Facility Agreement between Macquarie Bank Limited and Battle Mountain Gold Exploration Corp., dated April 25, 2006 (incorporated by reference from our registration statement on Form SB-2 filed October 4, 2006)

10.3

Gold Facility Agreement between Macquarie Bank Limited and Battle Mountain Gold Exploration Corp., dated April 25, 2006 (incorporated by reference from our registration statement on Form SB-2 filed October 4, 2006)

10.4

Exchangeable Secured Subordinated Debenture, dated April 25, 2006, held by IAMGOLD Corporation, dated April 25, 2006 (incorporated by reference from our registration statement on Form SB-2 filed October 4, 2006)

10.5

Registration Rights Agreement between Battle Mountain Gold Exploration Corp. and IAMGOLD Corporation, dated April 25, 2006 (incorporated by reference from our registration statement on Form SB-2 filed October 4, 2006)

10.6

Subordination Agreement between Battle Mountain Gold Exploration Corp., 1212500 Alberta Ltd., BMGX (Barbados) Corporation, 1210078 Alberta Ltd. and Macquarie Bank Limited, dated April 25, 2006 (incorporated by reference from our registration statement on Form SB-2 filed October 4, 2006)

10.7

Security Agreement between IAMGOLD Corporation and Battle Mountain Gold Exploration Corp., dated April 25, 2006 (incorporated by reference from our registration statement on Form SB-2 filed October 4, 2006)

10.8

Guarantee and Support Agreement between IAMGOLD Corporation and Battle Mountain Gold Exploration Corp., dated April 25, 2006 (incorporated by reference from our registration statement on Form SB-2 filed October 4, 2006)

10.9

Settlement Agreement between Battle Mountain Gold Exploration Corp., Pediment Gold LLC, Nevada Gold Exploration Solutions L.L.C. and Wade Hodges, Kenneth Tullar and Paul Taufer, dated June 21, 2006 (incorporated by reference from our registration statement on Form SB-2 filed October 4, 2006)

10.10

Bridge Finance Facility Agreement between Battle Mountain Gold Exploration corp., BMGX (Barbados) Corporation and Royal Gold, Inc., dated March 28, 2007 (incorporated by reference from our Form 8-K filed on April 2, 2007).

10.11	Promissory Note with Royal Gold, Inc., dated March 28, 2007 (incorporated by reference from our Form 8-K filed on April 2, 2007).
10.12	Closing Security Agreement made by Battle Mountain Gold Exploration Corp. in favor of Royal Gold, Inc., dated March 28, 2007 (incorporated by reference from our Form 8-K filed on April 2, 2007).
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our form 10-KSB as exhibit 14.1, filed with the Commission on April 22, 2005)
(21)	Subsidiaries
Battle Mountain Gold (Canada) BMGX (Barbados) Corporation (a Barbados company)

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Mark Kucher
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of David Atkinson
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith.

Item 14.	Principal Accountants Fees and Services

Audit Fees

For the fiscal years ended December 31, 2006 and 2005, the aggregate fees billed by Chisholm, Bierwolf & Nilson, LLC for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were $22,982 and $13,333, respectively.

Audit Related Fees

Our principal auditor did not provide any of the applicable services.

Tax Fees

Our principal auditor did not provide any of the applicable services.

We do not use Chisholm, Bierwolf & Nilson, LLC for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Chisholm, Bierwolf & Nilson, LLC to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Chisholm, Bierwolf & Nilson, LLC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of our entire board of directors); or
•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Chisholm, Bierwolf & Nilson, LLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Chisholm, Bierwolf & Nilson, LLC 's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BATTLE MOUNTAIN GOLD EXPLORATION CORP.

By: /s/ Mark D. Kucher

Mark D. Kucher

Chairman, Chief Executive Officer and Director

(Principal Executive Officer)

Date: April 13, 2007

By: /s/ Daid Atkinson

David Atkinson

Chief Financial Officer and VP Finance

(Principal Financial Officer and Principal Accounting Officer)

Date: April 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Mark D. Kucher

Mark D. Kucher

Chairman, Chief Executive Officer and Director

Principal Executive Officer)

Date: April 13, 2007

By: /s/ David Atkinson

David Atkinson

Chief Financial Officer and VP Finance

(Principal Financial Officer and Principal Accounting Officer)

Date: April 13, 2007

By: /s/ Christopher Herald

Christopher Herald

Director

Date: April 13, 2007

By: /s/ Robert Connochie

Robert Connochie

Director

Date: April 13, 2007

By: /s/ Brian Labadie

Brian Labadie

Director

Date: April 13, 2007

By: /s/ Anthony Crews

Anthony Crews

Director

Date: April 13, 2007