Form 10QSB
period 2007-03-31
Battle Mountain Gold Exploration Corp.
filed 2007-05-14
CIK 1162177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☒ No ☐

As of May 4th, 2007 the issuer had 69,070,620 shares of common stock issued and outstanding.

CW1201753.1

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION

BALANCE SHEET

ASSETS
March 31,
2007
Current Assets
Cash, non-restricted	$404,289
Cash, restricted	138,634
Accounts receivable, net	643,742
Deferred charges	47,342
Total current assets	1,234,007

Property and equipment
(net of accumulated depreciation of $1,733,957)	27,479,640

Other Assets
Deferred charges	99,078
Deferred tax assets	2,001,229
Deposits	295
Total other assets	2,100,602
Total assets	$30,814,249

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$77,047
Accrued interest payable	166,397
Foreign tax payable	28,436
Bridge loan payable	13,914,552
Current portion of notes payable	1,500,546
Related party payables	504,408
Total current liabilities	16,191,386

Long-Term Liabilities
Convertible debentures	2,000,000
Gold loan payable	4,532,858
Total long-term liabilities	6,532,858
Total liabilities	22,724,244

Commitments and Contingencies	-

Stockholders' Equity
Preferred stock: 10,000,000 shares authorized ($0.001 par value)
none issued	-
Common stock, $.001 par value, 200,000,000 shares authorized
67,559,330 shares issued and outstanding	67,559
Additional paid-in-capital	14,255,594
Stock subscriptions receivable	(977,000)
Accumulated other comprehensive loss	(575,448)
Accumulated deficit	(4,680,700)
Total stockholders' equity	8,090,005
Total liabilities and stockholders' equity	$30,814,249

The Accompanying Notes are an Integral Part of the Financial Statements

CW1201753.1

BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION

STATEMENTS OF OPERATIONS

	For the Three Months Ended

	March 31,	March 31,
	2007	2006

Royalty Revenue	$843,636	$-

Expenses

Depreciation	(418,709)	(52)
Professional and consulting	(207,990)	(147,187)
General and administrative	(65,514)	(33,968)

Total operating expenses	(692,213)	(181,207)

Income from operations	151,423	(181,207)

Other Income (Expense)

Interest expense	(624,434)	-
Foreign exchange gain	293	-
Loss on gold payment	(69,887)	-

Total other expense	(694,028)	-

Loss before benefit/(provision) for income taxes	(542,605)	(181,207)

Benefit/(provision) for income taxes	75,394	-

Net loss	$(467,211)	$(181,207)

Loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding -
basic and diluted	65,233,405	42,530,000

Comprehensive Loss

Net loss per statement of operations	$(467,211)	$(181,207)
Foreign currency translation adjustments, net of tax	(264)	-
Unrealized loss on gold holdings and commitments,
net of tax	(128,833)	-

Comprehensive loss	$(596,308)	$(181,207)

The Accompanying Notes are an Integral Part of the Financial Statements

CW1201753.1

BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION

STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31

	2007	2006
Cash Flows From Operating Activities
Net loss	$(467,211)	$(181,207)
Adjustments to reconcile net loss to cash used
in operating activities:

Depreciation and amortization	418,709	52
Change in operating assets and liabilities
(Increase) in accounts receivable	(52,376)	-
Decrease in deferred service charges	264,016
Decrease in prepaid	-	1,188
Increase in accrued interest	(293,373)	-
(Decrease) Increase in related party payable	(1,556)	67,248
Increase in deferred tax assets	(160,078)
Increase in foreign tax payable	28,436
Decrease in accounts payable	(1,363)	29,604

Net cash used in operating activities	(264,796)	(83,115)

Cash Flows From Investing Activities
Purchase of property and equipment	-	-
Purchase of royalty rights	(9,450,000)	-
Proceeds from sale of short term investments	-	-
Investment in joint venture	-	(98,825)

Net cash used in investing activities	(9,450,000)	(98,825)

Cash Flows from Financing Activities
Proceeds from issuance of notes payable	13,914,552	-
Principal payments on notes payable	(4,344,372)	-
Principal payments on related party notes payable	-	-
Proceeds from short term notes	-	-
Proceeds from issuance of common stock	401,500	-

Net cash provided by financing activities	9,971,680	-

Net increase (decrease) in cash and cash equivalents	256,884	(181,940)

Effect of exchange rates on cash and cash equivalents	10,898	-

Cash and cash equivalents at beginning of period	275,141	246,614

Cash and cash equivalents at end of period	$542,923	$64,674

The Accompanying Notes are an Integral Part of the Financial Statements

Supplemental Information and non cash transactions

During the three months ended March 31, 2007, and 2006, the Company paid $653,405 and $0,

respectively in interest.

The Company paid no income taxes during the three months ended March 31, 2007, and 2006.

CW1201753.1

BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
NOTES TO THE INTERIM FINANCIAL STATEMENTS
-----------------------------------------
March 31, 2007
(unaudited)

1.	Organization and Significant Accounting Policies

We prepared the accompanying unaudited interim financial statements of Battle Mountain Gold Exploration Corporation (the “Company”, “we”, “our”, “us”) in accordance with generally accepted accounting principles in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation of the results for the interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in our most recent audited financial statements, such as unchanged significant accounting policies. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto, included in the our most recent annual report on Form 10-KSB.

Business

We, together with our subsidiaries, are engaged in the business of acquiring and managing precious metals royalties. Royalties are passive (non-operating) interests in mining projects that provide the right to revenue from the project after deducting specified costs, if any.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, all highly liquid investments with maturities of three months or less are considered to be cash equivalents. At March 31, 2007 we maintain an account denoted in gold with Macquarie Bank Limited, our senior lender.

From time to time we maintain amounts on deposit with financial institutions which exceed federally insured limits. We have not experienced any significant losses in

CW1201753.1

such accounts, nor does management believe it is exposed to any significant credit risk.

Restricted Cash - We maintain some of our cash resources with Macquarie Bank Limited, our senior lender. Restricted cash is denominated in US dollars, Canadian dollars, and gold bullion. In accordance with our loan agreements with Macquarie Bank Limited, restricted cash is periodically released to meet the Company's working capital obligations based on a previously agreed upon annual budget. Additional funds are available on an as needed basis.

Royalty Interests in Mineral Properties

Acquired royalty interests in mineral properties include certain properties in the production, development, and exploration stage. We capitalize these royalty interests as tangible assets when they meet the definition of mineral rights in accordance with Financial Accounting Standards Boards (FASB) Emerging Issues Task Force Issue (EITF) No.04-02, Whether Mineral Rights are Tangible or Intangible Assets. At March 31, 2007 all of our royalty interest meet the definition of mineral rights and therefore, are capitalized as tangible assets and included as a separate component of property and equipment.

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

We believe that no impairment of our royalty interests existed as of March 31, 2007.

Basis of Consolidation

The consolidated financial statements include the accounts of Battle Mountain Gold Exploration Inc., and our recently incorporated and wholly - owned subsidiaries, BMGX (Barbados) Corporation, and Battle Mountain Gold (Canada) Inc. Our wholly owned subsidiaries and our parent company hold the currently existing gold royalty assets. Intercompany transactions and account balances have been eliminated in consolidation.

Long-Lived Assets

We review the carrying amount of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable in

CW1201753.1

accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

Revenue Recognition

Revenue is generated from our royalty interests in mineral properties. Royalty revenue is recognized in accordance with the terms of the underlying royalty agreements subject to (i) the pervasive evidence of the existence of the arrangements; (ii) the risks and rewards having been transferred; (iii) the royalty being fixed or determinable; and (iv) the collectibility of the royalty being reasonably assured. For royalty payments received in gold, royalty revenue is recorded at the average spot price of gold for the period in which the royalty was earned.

Accounts Receivable and Allowance for Doubtful Accounts

The carrying value of our receivables, net of the allowance for doubtful accounts, represent their estimated net realizable value.

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

Concentration of Credit Risk

Current revenue is solely generated from the production stage royalty interests in the El Limon Mine, Williams Mine, Joe Mann Mine, and Don Mario Mine. Material reductions in any or all of these mines would result in a significant adverse effect on the Company’s financial position, results of operations, and cash flows.

Fair Value of Financial Instruments

The carrying amount of financial instruments held by us, which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short duration. The carrying amount of the notes payable approximate their fair value based on incremental borrowing rates for similar types of borrowing arrangements.

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

2.	Related Party Transactions

At March 31, 2007 related party payables of $504,408 consist of accrued annual bonuses and salaries payable to the CEO and CFO in accordance with the terms of their respective employment agreements.

CW1201753.1

3.	Property and Equipment

The Following Table Summarizes the net book value of the components of our property and equipment, including our royalty interests in mineral properties as of March 31, 2007.

Royalty Interest in Mineral Properties as of March 31, 2007 ($ in 000's)

	Gross	Accumulated Depreciation	Net
Production stage royalty interests
Williams mine	$ 3,441	$ (692)	$ 2,749
Don Mario mine	3,101	(645)	2,456
El Limon mine	2,001	(306)	1,695
Joe Mann mine	374	(89)	285
Subtotal	$ 8,917	$ (1,732)	$ 7,185

Development Stage Royalties resource
Dolores resource	$ 13,073	-	$ 13,073
Relief Canyon mine	2,843	-	2,843
Lluvia Del Oro property	788	-	788
Subtotal	$ 16,704		$ 16,704

Exploration Stage
Seguenega	$ 3,587	-	$ 3,587
Night Hawk Lake Property	-
Marmato	-
Hot Pot	-
Fletcher Junction	-
Subtotal	$ 3,587		$ 3,587

Total royalty interests in mineral properties	$ 29,208	$ (1,732)	$ 27,476

Equipment	$ 6.1	$ (2.0)	$ 4.1
Total Property and Equipment	$ 29,214	$ (1,734)	$ 27,480

We incurred depreciation expense on property and equipment of $418,709 during the quarter ended March 31, 2007.

During the quarter ended March 31, 2007 we acquired an additional 2% gold NSR and 2% silver NSR in the Dolores Reserve for $9,450,000 in cash.

Discussed below is the status of each of our royalty interests in mineral properties.

Williams Mine - We own a 0.72% NSR on the Williams Mine which is located 350 kilometers east of Thunder Bay, Ontario, Canada. The NSR covers the underground operations and a portion of the open pit operations. The mine is jointly owned and

CW1201753.1

operated by Teck Cominco Ltd. (50%) and Barrick Gold Corporation Ltd. (50%). The mine is currently operating.

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

Dolores Reserve – We own a 3.25% NSR on gold production and a 2.0% NSR on silver production from the Dolores Resource. The resource is owned by Minefinders Corporation Ltd. Construction of the mine is in process, with a start-up date expected in the third quarter of 2007. Dolores is located in Mexico, in the state of Chihuahua.

Relief Canyon Mine - We own a 4.0% NSR on the Relief Canyon Mine – The mine is owned by Firstgold,Inc. The mine is scheduled to re start in 2008 according to the mine operator. The mine is located approximately 110 miles northeast of Reno, Nevada.

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

4.	Notes Payable
Gold Facility

In April 2006, we entered into an 11,750 ounce gold facility agreement with Macquarie Bank Limited. sold the gold on the open market at $587.90 per ounce on April 10, 2006 for total proceeds of $6,907,825. The gold facility calls for us to repay Macquarie Bank Limited in sixteen quarterly installments of 907 ounces beginning May 15, 2006 with a final installment of 488 ounces due on May 15, 2010 for total consideration of 15,000 ounces. Additionally, under the terms of the Gold Facility, on each gold delivery date, we are required to make an additional and mandatory pre-delivery of gold, determined in accordance with and subject to the following conditions:

(a) pre-delivery of gold under the agreement, shall only be required on a gold delivery date which:

(i)	immediately follows a fiscal quarter wherein the London Gold Price was greater than US$425/Ounce for more than 15 days; or

(ii) occurs when a Default or Event of Default has occurred and is continuing; and

CW1201753.1

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

Bridge Facilities

Royal Gold Bridge Financing

On March 27, 2007 we entered into a bridge financing agreement with Royal Gold, Inc, whereas Royal Gold will provide up to $20,000,000 in convertible bridge financing. The loan has a one year term and carries an interest rate of LIBOR plus 3%. On March 27, 2007, we received a total of $13,914,552 in Bridge financing from Royal Gold. Subsequent to the receipt of the financing, we closed the acquisition of the Dolores Resource Royalty, on March 28, 2007, for $9,450,000. The remaining proceeds were used to fully pay the principal and accrued interest on the Macquarie Bridge financing arrangement. Additionally, Royal Gold may, at any time during the term of the agreement, convert the outstanding principal and accrued interest into shares of common stock at a conversion price equal to $0.60 per share.

Subsequent to March 31, 2007, Royal Gold reduced the amount available to us under the bridge financing agreement to $15,000,000.

Macquarie Bank Bridge Financing

During the quarter ended March 31, 2007 we repaid, in full, the outstanding principal and interest balance of $4,464,552.

Subordinated Exchangeable Debenture

We entered into a subordinated exchangeable debenture with IAMGOLD Corp. (seller of acquired royalty interests in mining properties) for a total of $2,000,000. The debenture carries an interest rate of 6% per annum and is due on a April 25, 2008. Principal and interest payments are due semi-annually and may be paid in cash or in shares of common stock. Additionally, IAMGOLD may, at any time within the period, convert the outstanding principal and accrued interest into shares of common stock.

The following table illustrates our future obligations as of March 31, 2007:

Year	Principal	Interest	Total
2008	15,415,098	2,053,492	17,468,590
2009	3,703,710	437,410	4,141,120
2010	1,937,715	195,186	2,132,901
2011	218,116	8,609	226,725
Total	21,274,639	2,694,697	2 3,969,336

Note: The above table includes principal and interest on the gold loan facility based on a gold price of $587.90 per ounce.

During the three months ended March 31, 2007 we recognized an unrealized loss on the carrying amount of its gold loan facility in the amount of $209,507.

CW1201753.1

5.	Commitments and Contingencies

On February 28, 2007, we entered into a letter of intent agreement with Royal Gold, Inc. (Royal Gold) for Royal Gold to acquire 100% of the fully diluted shares of the Company for approximately 1.57 million shares of Royal Gold common stock in a merger transaction. This represents a value of $0.60 per fully diluted share of the Company, or a 29% premium to the 20-day weighted average trading price of the Company as of February 23, 2007. The proposal is subject to satisfactory completion of due diligence, definitive documentation, and receipt of a fairness opinion satisfactory to Royal Gold’s Board of Directors, among other conditions.

6.	Capital Stock

In March 2007 we issued 600,000 shares of common stock for cash at $0.31 per share totaling $186,000 for the exercise of previously outstanding warrants.

In March 2007 we issued 2,888,888 shares of common stock at $0.45 per share to accredited investors in a private placement offering. Proceeds of the private placement were approximately $1,192,500, net of fees of $107,500. The proceeds were held in escrow as of March 31, 2007 and subsequently received in April 2007.

In March 2007 we received $215,500 for the April issuance of 850,000 shares of common stock related to the exercise of previously outstanding warrants of which 800,000 were exercised at $0.25 per share and 50,000 were exercised at $0.31 per share.

For balance sheet purposes, the amounts held in escrow from the private placement and the April issuance of exercised warrants resulted in net subscriptions receivable of $977,000 at March 31, 2007.

7.	Warrants

Warrants were issued in conjunction with the issuance of common stock. To estimate costs related to the issuance of warrants, we have used a lattice pricing model using a life equal to the maximum contractual life. The warrants expire on various dates through April 2011.

The estimated fair value of warrants, using a lattice pricing model is based on the following assumptions.

	2007	2006
Expected Dividend yield	$ -0-	$ -0-
Expected stock price volatility	90%	90%
Risk free interest rate	4.09%	4.09%
Expected life of warrants (years)	4.75	5.00

The following table illustrates the warrant activity as of March 31, 2007:

	As of March 31, 2007		2006
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of the year	15,981,449	$ 0.3051	1,500,000	$ 0.25
Issued	-	-	14,681,449	$ 0.31

CW1201753.1

Exercised	(1,450,000)	$ 0.2748	(200,000)	$ 0.25
Expired	-	-	-	-
Outstanding, end of the period	14,531,449	$ 0.3081	15,981,449	$ 0.3051
Currently exercisable	14,531,449	$ 0.3081	15,981,449	$ 0.3051

Stock warrants outstanding and exercisable as of March 31, 2007 are as follows:

Range of Exercise Price	Number of Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Number of Warrants Vested (Exercisable)	Weighted Average Exercise Price
$0.25	500,000	$0.25	.50	500,000	$0.25
$0.31	14,031,449	0.31	4.25	14,031,449	0.31

8.	Income Taxes

We account for income taxes in accordance with SFAS No. 109. For the three months ended March 31, 2007 we incurred a taxable net loss of $587,850. We have estimated accumulated tax losses of $785,000 in the United States and $1,680,000 in Canada that can be carried forward to offset future earnings if certain conditions of the Internal Revenue Code are met. We also have approximately $234,000 of foreign tax credits available to offset future taxable income in the United States. The net operating loss carry-forwards will begin to expire from 2016 through 2024. The utilization of net operating loss carry forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar foreign provisions. As of March 31, 2007 we consider that it is more likely than not that we have the ability to utilize the benefit of these losses.

We have considered the implications of FIN 48 Uncertain Tax Positions and believe that all of our positions taken in tax filings are more likely than not to be sustained on examination by tax authorities. In the event that a taxing authority challenged a position taken by us, no actual liability for tax would result since we have available tax loss carry forwards which would be applied in those circumstances.

9.	Loss per Share

Our loss per share of common stock is based on the weighted average number of common shares outstanding at the financial statement date consisting of the following:

March 31, 2007
BASIC LOSS PER SHARE:
Net loss	$(467,211)
Shares outstanding	65,233,405
Loss per basic share	$ (0.01)
FULLY DILUTED LOSS PER SHARE:
Net loss	$(467,211)
Shares outstanding	65,233,405
Loss per diluted share	$ (0.01)

CW1201753.1

10.	Subsequent Events

On April 17, 2007, pursuant to our letter of intent dated February 28, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Royal Gold, Inc., (“Royal Gold”) a Delaware corporation and Royal Battle Mountain Inc. (“BMG Acquisition”), a direct wholly-owned subsidiary of Royal Gold.

Merger Agreement

Upon consummation of the merger, which has been approved by the board of directors of both our company and Royal Gold, we will become a wholly-owned subsidiary of Royal Gold. Under the Merger Agreement, Royal Gold will issue up to 1,634,410 of its shares of common stock as consideration for all of our issued and outstanding shares of common stock as at the effective time of the Merger. The consideration payable to our shareholders will depend on the average trading price of Royal Gold’s common stock preceding the closing, and ranges from 1,634,410 Royal Gold shares of common stock, if Royal Gold’s stock price is at $29.00 or below, to 1,570,507 Royal Gold shares of common stock, if the Royal Gold’s stock price is at $30.18 or above. A proportional adjustment will be made between these two trading prices. On a per share basis, Royal Gold will pay our shareholders between 0.0172 and 0.0179 shares of Royal Gold’s common stock. This consideration is also subject to a potential holdback of approximately 50,000 Royal Gold shares, or approximately 0.0006 Royal Gold shares on a per share basis, for contingent liabilities.

The merger is conditioned upon, among other things, approvals by our stockholders, no legal impediment to the merger, the absence of any material adverse effect on our company or Royal Gold, completion of due diligence reviews by both companies, the declaration of effectiveness of a registration statement by the Securities and Exchange Commission and any other necessary regulatory approvals. The Merger Agreement contains certain termination rights for both our company and Royal Gold, and further provides that, upon termination of the Merger Agreement under specified circumstances, either company may be required to pay the other company certain termination fees.

CW1201753.1

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

other factors described elsewhere in our Annual Report on Form 10-KSB and other reports filed with the Securities and Exchange Commission (the “SEC”). Most of these factors are beyond our ability to predict or control. We disclaim any obligation to update any forward-looking statement(s) made herein. Readers are cautioned not to put undue reliance on forward-looking statements in making any analysis or decision(s), whether financial, investment, or otherwise.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-QSB, as well as our 2006 Annual Report on Form 10-KSB.

We refer to “NSR” or Net Smelter Royalty throughout this MD&A. A Net Smelter Royalty (“NSR”) is a royalty payment made by a producer of metals, to the royalty holder, based on a fixed percentage of gross mineral production from the property, less a deduction of certain smelter and refining costs, if any.

CW1201753.1

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

Don Mario Mine – We own a 3.0% NSR on the Don Mario Mine. The mine is owned by Orvana Minerals Corp., and is currently operating. Royalty payments are received in US dollars from the Don Mario Mine. The Don Mario Mine is located within the San Juan Canton, of the province of Chiquitos, in eastern Bolivia. Access to the property is by air from the city of Santa Cruz de la Sierra, or by road (460 road km). On January 11, 2002, Compania Minera del Sur (Comsur), one of the largest privately held mining Companies in Bolivia, completed the purchase of a majority interest in Orvana, and has since been managing and supervising the exploration, development and mining activities carried on at the Don Mario property. The Don Mario property consists of two zones, the Lower Mineralized Zone (LMZ) and the Upper Mineralized Zone (UMZ). The LMZ is currently being mined, while the UMZ is the subject of a pre-feasibility study currently being completed. The Don Mario Mine has been in operation since 2003. The mine produced 48,228 ounces of gold in 2004, 68,769 ounces of gold in 2005, and 80,028 ounces of gold in 2006. The mine life estimate, based on the resources in the LMZ, is approximately five years, at an assumed production rate of 75,000 ounces per year. As of September, 2006, Orvana reported proven and probable reserves for the LMZ of 1,017,503 tonnes, with a grade of 11.27 g/t.

Update on the Upper Mineralized Zone

CW1201753.1

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

Joe Mann Mine – We own a 1% NSR on the Joe Mann Mine. The mine is owned by Campbell Resources Inc and is located approximately 550 km north of Montréal, Quebec. The mine is currently operating. Royalty payments are received in gold bullion from the Joe Mann Mine. The mine produced approximately 14,400. Campbell Resources no longer provides proven and probable resource estimates.

Dolores Resource – We own a 3.25% NSR on gold production and a 2% NSR on silver production. The resource is owned by Minefinders Corporation Ltd. Construction of the mine is in process, with a start-up date, (according to Minefinders), expected the third quarter of 2007. The Dolores Resource is located in Mexico, in the state of Chihuahua. Based on recent publicly available data from Minefinders, the estimated annual gold production from the Dolores Mine, will be approximately 121,000 ounces per year and silver production is expected to be 4.5 million ounces per year, over an estimated mine life of 14 years. As of December 2006, proven and probable reserves were 72,470,000 tonnes with a grade of 0.89 g/t for gold, and 44.46 g/t for silver.

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

CW1201753.1

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

Williams Mine

Gold production from the Hemlo operations (which include both the Williams Mine and David Bell Mine), was reduced in the first quarter ending March 31, 2007 compared to the same period in 2006 as a result of production difficulties and lower grade ore.

Don Mario Mine

The Don Mario Mine production and sales of gold during the first quarter of 2007, was slightly higher than for the same period of 2006.

El Limon Mine

Gold production at the El Limon Mine was, in the first quarter of 2007, in line with expectations and similar to production levels for the same period last year.

Joe Mann Mine

The Joe Mann mine production for the first quarter of 2007 was in line with expectations.

CW1201753.1

Results of Operations

Our financial results are closely tied to the price of gold and production from the mining properties in which we hold royalty interests. For the quarter ended March 31, 2007, the price of gold averaged $647 per ounce. Revenues of $843,636 were received from our four production stage royalties as follows; El Limon mine, $177,638; Don Mario mine, $449,986; Williams mine, $194,293, and the Joe Mann mine, with revenues of $21,719. During the comparable period of 2006 we were engaged in the mineral exploration business and consequently recognized no revenue.

Our net loss for the quarter ended March 31, 2007 increased to $467,211 from $181,207 for the period ended March 31, 2006. The increase in our net loss was attributed to the Company’s change in business focus. Specifically, we incurred significant additional expenses in the first quarter of 2007, compared to 2006, associated with our royalty acquisition and management strategy. These additional expenses include depreciation of mineral properties of approximately $418,000 and interest expense of approximately $624,000 partially offset by our revenue receipts. We expect to incur losses for the remainder of 2007.

The increase in operating expenses of approximately $511,000 during the three months ended March 31, 2007 from the comparable period of 2006 was primarily related to the depreciation of our royalty interests which are depreciated using the units of production method based on mine production as reported by the mine operator. We further incurred additional, non-recurring legal and accounting expenses related to the entry into the merger agreement with Royal Gold, Inc. We expect our operating expenses to continue at approximately the same rate over the next nine to twelve months, assuming the completion of the merger in 2007. We expect future increases in depreciation expense to be offset by corresponding increases in revenue receipts.

We incurred interest expense for the quarter ended March 31, 2007 of approximately $624,000 related to financing agreements we entered into to acquire our royalty interests. Interest expense is comprised of both cash and non-cash components. Additionally, a portion of interest expense is related to the amortization of the loan issuance costs. During the three months ended March 31, 2007 we amortized approximately $264,000 in non-cash and cash issuance costs. We expect interest expense to remain at its current level over the next year due to the majority of the issuance costs incurred in 2006 being fully amortized and the full payment of the Macquarie Bridge Financing facility which is off-set by the entry into the Bridge facility with Royal Gold as discussed below.

The loss on the gold facility payment of $69,887 arises as a result of the difference in the gold price on the date of drawdown on the gold facility (April 10, 2006) and the date of the payment of the quarterly repayment, (February 15th, 2007). Continued increases in gold prices will cause the associated expense to increase.

For the quarter ended March 31, 2007, we recognized a benefit from income tax, primarily in the United States and Canada, of approximately $75,000. The benefits are derived from operating loss carry-forwards and settlement of temporary differences in certain revenue and expense items during the quarter. The Company’s management believes the currently recognized deferred tax asset of approximately $2,001,000 will be utilized prior to expiration and accordingly, has not estimated an offsetting valuation allowance. Further, management has analyzed its tax positions and believes they are more likely than not to be sustained upon examination by tax authorities.

Our comprehensive loss results from market price fluctuations in our assets and liabilities that are denominated in gold bullion and Canadian dollars.

CW1201753.1

Liquidity and Capital Resources

At March 31,2007, we had current assets of $1,234,007 compared to current liabilities of $16,191,386. Cash on hand of $542,923 consisted of approximately $138,634 held in restricted accounts with our senior lender, with the remaining cash held directly by the Company. Cash held with our senior lender is in US dollars, Canadian dollars and gold bullion. Cash held by the Company is held in both US and Canadian dollars. Under the terms of our Gold facility agreement, cash is released from the accounts to cover previously agreed upon corporate expenses, which are part of our annual budget.

During the quarter ended March 31, 2007 liquidity needs were met from royalty revenues, a small private placement of approximately 2.888 million shares of our common stock, exercise of previously outstanding warrants, and entry into the Bridge Finance Facility with Royal Gold (See below). In April 2007 we received, from escrow, approximately $1,200,000 of the remaining proceeds from the private placement entered into in March 2007.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for operating expenses, and capital expenditures for the foreseeable future. We may seek additional capital to meet our significant obligations as described below:

Gold Facility

On April 25, 2006 we entered into an 11,750 ounce gold facility agreement with Macquarie Bank Limited. We sold the gold on the open market at $587.90 per ounce on April 10, 2006 for total proceeds of $6,907,825. The gold facility calls for us to repay Macquarie Bank Limited in sixteen quarterly installments of 907 ounces beginning May 15, 2006 with a final installment of 488 ounces due on May 15, 2010 for total consideration of 15,000 ounces. Additionally, under the terms of the Gold Facility, on each Gold Delivery Date, we are required to make an additional and mandatory pre-delivery of Gold, determined in accordance with and subject to the following conditions:

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

CW1201753.1

Bridge Finance Facility

On March 27, 2007 we entered into a $20,000,000 bridge loan agreement with Royal Gold Inc. As of March 28th, we received a total of $13,914,552 under the bridge agreement from Royal Gold. The bridge loan has a one year term, carries an interest rate of LIBOR plus 3% and interest accrues until maturity. Additionally, Royal Gold may, at any time during the term of the agreement, convert the outstanding principal and accrued interest into shares of common stock at a fixed conversion price equal to $0.60 per share.

We used $4,464,552 of the proceeds to fully pay the principal and accrued interest outstanding on the Macquarie bridge financing arrangement due on March 31, 2007. The remainder of the proceeds were used to acquire an additional gold and silver NSR in the Dolores Reserve.

Subsequent to March 31, 2007, Royal Gold reduced the amount available to the Company under the bridge financing agreement to $15,000,000.

Subordinated Exchangeable Debenture

We entered into a subordinated exchangeable debenture with IAMGOLD (seller of acquired royalty interests in mining properties) for a total of $2,000,000. The debenture carries an interest rate of 6% per annum and is due on April 25, 2008. Principal and interest payments are due semi-annually and may be paid in cash or in shares of common stock. Additionally, IAMGOLD may, at any time within the period, convert the outstanding principal and accrued interest into shares of common stock at $0.50 per share.

The following table illustrates our future obligations as of September 30, 2006

Obligation	Current	1-3 Years	4 Years
Gold loan facility (1)	2,218,747	4,492,527
Bridge loan facility (2)	15,077,816
Convertible debenture (3)	172,027	2,008,219
Total	17,468,590	6,500,746
(1)	Assumes a spot gold price of $587.90 per ounce and is payable in gold quarterly. Total remaining obligation is 11,270 ounces.
(2)	Includes interest at LIBOR plus 3%% per annum (8.20% at March 31, 2007 and is payable March 31, 2008.
(3)	Includes interest at 6% per annum and may be converted to 4,000,000 shares of company common stock.

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

CW1201753.1

The volatility in the gold price is illustrated by the following table, which sets forth, for the periods indicated, the high and low prices in U.S. dollars per ounce of gold, based on the London PM fix.

Gold Price Per Ounce ($)

Year	High	Low
1997	$367	$283
1998	313	273
1999	326	253
2000	312	263
2001	293	256
2002	349	278
2003	416	320
2004	454	375
2005	447	411
2006	725	525
2007 (to March 31, 2007)	690	600

We are also subject to risks arising from the performance of the owners/operators of the mines and properties in which we have royalty interests.

CW1201753.1

RISK FACTORS

OUR AUDITORS PREVIOUSLY ISSUED GOING CONCERN OPINIONS ON OUR FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

---------------------------------------

In its reports dated March 28, 2007 and March 11, 2006, Chisholm, Bierwolf & Nilson, LLC, expressed an opinion that there is substantial doubt about our ability to continue as a going concern based on our history of operating losses since inception, and our dependence on third-party financing. Our financial statements do not include any adjustments that might result from the outcome of that uncertainty. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In spite of our recent financing activities, and availability of certain cash resources, our continuation as a going concern will continue to be dependent upon future events, including third party debt and equity financing and revenues generated from our acquired royalty assets. If we are unable to continue as a going concern, investors may lose their entire investment.

WE HEAVILY DEPEND ON MARK KUCHER.

----------------------------------------------------

The success of our Company depends upon the personal efforts and abilities of Mark Kucher. Mark Kucher serves as a director and the Company's Chief Executive Officer, pursuant to an employment agreement. Mr. Kucher and the Company may voluntarily terminate the employment agreement at any time. The loss of Mr. Kucher could have a material adverse effect on our business, results of operations or financial condition. In addition, the absence of Mr. Kucher will force us to seek a replacement who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement.

WE ARE INVOLVED IN AN INDUSTRY THAT IS INHERENTLY SPECULATIVE AND RISKY.

---------------------------------------------------------------------------

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

CW1201753.1

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

WE HAVE NOT PAID ANY CASH DIVIDENDS.

--------------------------------------------

We have paid no cash dividends on our common stock to date and it is not anticipated that any cash dividends will be paid to holders of our common stock in the foreseeable future. While the Company's dividend policy will be based on the operating results and capital needs of the business,

it is anticipated that any earnings will be retained to finance the future

CW1201753.1

expansion of the Company.

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

any) and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We did not enter into any transactions during the three months ended March 31, 2007 requiring significant judgment on the part of management.

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

CW1201753.1

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to, and our property is not the subject of, any pending legal proceeding, except an action filed by a former officer and director in the Second Judicial District Court of the State of Nevada, Case No. CV06-02210, seeking to enforce alleged rights he claims to certain options to purchase shares of restricted common stock , pursuant to a Stock Option Agreement and a Stock Option Plan, and unspecified damages. We have filed an answer to the Complaint, and a counter claim against the former officer, and plan to vigorously defend the action to prosecute our counter claim.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2007 we issued 600,000 shares of common stock for cash at $0.31 per share totaling $186,000 for the exercise of previously outstanding warrants.

In March 2007 we issued 2,888,888 shares of common stock at $0.45 per share to accredited investors in a private placement offering. Proceeds of the private placement were approximately $1,192,500, net of fees of $107,500. The proceeds were held in escrow as of March 31, 2007 and subsequently received in April 2007.

In March 2007 we received $215,500 for the April issuance of 850,000 shares of common stock related to the exercise of previously outstanding warrants of which 800,000 were exercised at $0.25 per share and 50,000 were exercised at $0.31 per share.

The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and/or Rule 506 promulgated thereunder. Each of the above-referenced investors in our stock private placements represented to us in connection with their investment that they were “accredited investors” (as defined by Rule 501 under the Securities Act) and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Subsequent Events

CW1201753.1

On April 17, 2007, pursuant to our letter of intent dated February 28, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Royal Gold, Inc., (“Royal Gold”) a Delaware corporation and Royal Battle Mountain Inc. (“BMG Acquisition”), a direct wholly-owned subsidiary of Royal Gold.

Merger Agreement

Upon consummation of the merger, which has been approved by the board of directors of both our company and Royal Gold, we will become a wholly-owned subsidiary of Royal Gold. Under the Merger Agreement, Royal Gold will issue up to 1,634,410 of its shares of common stock as consideration for all of our issued and outstanding shares of common stock as at the effective time of the Merger. The consideration payable to our shareholders will depend on the average trading price of Royal Gold’s common stock preceding the closing, and ranges from 1,634,410 Royal Gold shares of common stock, if Royal Gold’s stock price is at $29.00 or below, to 1,570,507 Royal Gold shares of common stock, if the Royal Gold’s stock price is at $30.18 or above. A proportional adjustment will be made between these two trading prices. On a per share basis, Royal Gold will pay our shareholders between 0.0172 and 0.0179 shares of Royal Gold’s common stock. This consideration is also subject to a potential holdback of approximately 50,000 Royal Gold shares, or approximately 0.0006 Royal Gold shares on a per share basis, for contingent liabilities.

The merger is conditioned upon, among other things, approvals by our stockholders, no legal impediment to the merger, the absence of any material adverse effect on our company or Royal Gold, completion of due diligence reviews by both companies, the declaration of effectiveness of a registration statement by the Securities and Exchange Commission and any other necessary regulatory approvals. The Merger Agreement contains certain termination rights for both our company and Royal Gold, and further provides that, upon termination of the Merger Agreement under specified circumstances, either company may be required to pay the other company certain termination fees.

ITEM 6. EXHIBITS

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
Section 906 of the Sarbanes-Oxley Act of 2002

* Filed Herein.

CW1201753.1

b) Reports on Form 8-K

During the quarter for which this report is filed, the Company filed a report on Form 8-k on March 7th, 2007.

CW1201753.1

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned officers, thereunto duly authorized.

DATED: May 14, 2007	BATTLE MOUNTAIN GOLD EXPLORATION CORP.

By: /s/ Mark Kucher
---------------------
Mark Kucher,
Chief Executive Officer

By: /s/ David Atkinson
----------------------
David Atkinson
Chief Financial Officer

CW1201753.1

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
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

4.	The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and
we have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my
supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b)	Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238, and an extension of the compliance date in accordance with SEC Release No. 33-8545;

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

5.	The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors
	and the	audit committee of Registrant's board of directors
or persons performing the equivalent function):

a)	All significant deficiencies and material weaknesses in the
design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small
business issuer's ability to record, process, summarize and

CW1201753.1

report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: May 14, 2007

By: /s/ Mark Kucher
--------------------------
Mark Kucher
Chief Executive Officer

CW1201753.1

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David Atkinson, certify that:

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

4.	The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and
we have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my
supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b)	Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238, and an extension of the compliance date in accordance with SEC Release No. 33-8545;

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

5.	The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors
and the audit committee of Registrant's board of directors or persons performing the equivalent function):

CW1201753.1

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

Date: May 14, 2007

By: /s/ David Atkinson
----------------------
David Atkinson
Chief Financial Officer

CW1201753.1

Exhibit 32.1

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF
TITLE 18, UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections

(a) and (b) of section 1350, chapter 63 of Title 18, United States Code), the undersigned chief executive officer of Battle Mountain Gold Exploration Corp., the "Company"), does hereby certify with respect to the Quarterly Report of Battle Mountain Gold Exploration Corp., Form 10-QSB for the quarter ended March 31, 2007 as filed with the Securities and Exchange Commission (the "10-QSB Report") that:

(1)	the 10-QSB Report fully complies with the requirements of

Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the	information contained in the 10-QSB Report fairly

presents, in all material respects, the financial condition and results of operations of Battle Mountain Gold Exploration Corp.

DATED: May 14, 2007	BATTLE MOUNTAIN GOLD EXPLORATION CORP.

By: /s/ Mark Kucher
---------------------
Mark Kucher,
Chief Executive Officer

Exhibit 32.2

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF
TITLE 18, UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections

(a) and (b) of section 1350, chapter 63 of Title 18, United States Code), the undersigned chief financial officer of Battle Mountain Gold Exploration Corp., the "Company"), does hereby certify with respect to the Quarterly Report of Battle Mountain Gold Exploration Corp., Form 10-QSB for the quarter ended March 31, 2007 as filed with the Securities and Exchange Commission (the "10-QSB Report") that:

(1)	the 10-QSB Report fully complies with the requirements of

Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the	information contained in the 10-QSB Report fairly

presents, in all material respects, the financial condition and results of operations of Battle Mountain Gold Exploration Corp.

CW1201753.1

DATED: May 14, 2007	BATTLE MOUNTAIN GOLD EXPLORATION CORP.

By: /s/ David Atkinson
----------------------
David Atkinson
Chief Financial Officer

CW1201753.1