Form 10QSB
period 2007-06-30
Battle Mountain Gold Exploration Corp.
filed 2007-08-14
CIK 1162177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

     As of August 7, 2007 the issuer had 76,350,620 shares of common stock issued and outstanding.

PART I FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

BALANCE SHEET

ASSETS
June 30, 2007
Current Assets
Cash, non-restricted	$1,285,571
Cash, restricted	525,184
Accounts receivable, net	766,536
Deferred charges	47,342
Prepaid interest	236,550
Other current assets	4,716

Total current assets	2,865,899

Property and equipment
(net of accumulated depreciation of $2,184,878)	27,028,718

Other Assets

Deferred charges	87,692
Deferred tax assets	2,434,244
Deposits	295
Total other assets	2,522,231

Total assets	$32,416,848

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$59,243
Interest payable	329,725
Foreign tax payable	30,757
Convertible debentures	2,000,000
Bridge loan payable	14,514,552
Current portion of gold loan payable	799,624
Total current liabilities	17,733,901

Long-Term Liabilities
Gold loan payable	3,904,595
Total long-term liabilities	3,904,595

Total liabilities	21,638,496

Commitments and Contingencies	-

Stockholders' Equity
Preferred stock: 10,000,000 shares authorized ($0.001 par value)
none issued	-
Common stock, $.001 par value, 200,000,000 shares authorized
75,970,620 shares issued and outstanding	75,970
Additional paid-in-capital	17,266,683
Stock subscriptions receivable	(270,000)
Accumulated other comprehensive loss	(445,087)
Accumulated deficit	(5,849,214)
Total stockholders' equity	10,778,352

Total liabilities and stockholders' equity	$32,416,848

The accompanying Notes are an Integral Part of the Financial Statements

STATEMENTS OF OPERATIONS

	For the Six Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Royalty Revenue	$1,897,302	$751,764	$1,053,666	$751,764
Expenses

Depreciation	(869,631)	(910,709)	(450,922)	(910,657)
Professional and consulting	(451,180)	(2,291,254)	(243,190)	(2,144,067)
General and administrative	(1,313,958)	(204,936)	(1,248,444)	(170,968)

Total operating expenses	(2,634,769)	(3,406,899)	(1,942,556)	(3,225,692)

Loss from operations	(737,467)	(2,655,135)	(888,890)	(2,473,928)

Other Income (Expense)
Interest expense	(1,113,822)	(390,916)	(489,388)	(390,916)
Foreign exchange gain (loss)	116	(622)	(177)	(622)
Loss on gold payment	(301,586)	(63,199)	(231,699)	(63,199)

Total other expense	(1,415,292)	(454,737)	(721,264)	(454,737)

Loss before benefit/(provision) for income taxes	(2,152,759)	(3,109,872)	(1,610,154)	(2,928,665)

Benefit/(provision) for income taxes	517,034	(40,484)	441,640	(40,484)

Net loss	$(1,635,725)	$(3,150,356)	$(1,168,514)	$(2,969,149)

Loss per share - basic and diluted	$(0.02)	$(0.06)	$(0.02)	$(0.05)

Weighted average shares outstanding -
basic and diluted	68,944,512	52,068,816	72,655,620	61,607,633

Comprehensive Loss

Net loss per statement of operations	$(1,635,725)	$(3,150,356)	$(1,168,514)	$(2,969,149)
Foreign currency translation
adjustments, net of tax	14,031	(3,048)	14,295	(3,048)
Unrealized loss on gold holdings and
commitments, net of tax	(12,767)	(269,763)	116,066	(269,763)

Comprehensive loss	$(1,634,461)	$(3,423,167)	$(1,038,153)	$(3,241,960)

The accompanying Notes are an Integral Part of the Financial Statements

STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
	2007	2006
Cash Flows From Operating Activities
Net loss	$(1,635,725)	$(3,150,356)
Adjustments to reconcile net loss to cash used
in operating activities:

Depreciation and amortization	869,631	910,709
Non-cash compensation		1,937,042
Expenses paid by issuance of common stock	1,144,544
Foreign exchange loss		622
Change in operating assets and liabilities
(Increase) in accounts receivable	(175,170)	(566,690)
(Decrease) Increase in accounts payable	(19,166)	94,544
Decrease (Increase) in deferred service charges	38,852	(63,669)
Decrease in prepaid	-	1,188
(Decrease) Increase in accrued interest	(130,045)	176,202
(Decrease) Increase in related party payable	(57,724)	125,787
Increase in deferred tax assets	(662,606)	-
Increase in foreign tax payable	30,757	40,484

Net cash used in operating activities	(596,652)	(494,137)

Cash Flows From Investing Activities
Purchase of property and equipment	-	(3,319)
Purchase of royalty rights	(9,450,000)	(13,052,490)
Proceeds from sale of short term investments	-	-
Investment in joint venture	-	(98,825)

Net cash used in investing activities	(9,450,000)	(13,154,634)

Cash Flows from Financing Activities
Proceeds from issuance of related party notes payable	14,514,552	6,907,825
Proceeds from issuance of notes payable	-
Principal payments on notes payable	(5,452,945)	(529,999)
Principal payments on related party notes payable	-	-
Proceeds from short term notes	-	4,000,000
Proceeds from issuance of common stock	2,530,000	3,439,119

Net cash provided by financing activities	11,591,607	13,816,945

Net increase in cash and cash equivalents	1,544,955	168,174

Effect of exchange rates on cash and cash equivalents	(9,341)	(5,461)

Cash and cash equivalents at beginning of period	275,141	246,614

Cash and cash equivalents at end of period	$1,810,755	$409,327

Supplemental Information and non cash transactions

During the six months ended June 30, 2007, and 2006, the Company paid $740,103 and $0, respectively in interest.

The Company paid no income taxes during the six months ended June 30, 2007, and 2006.

The Company issued 1,000,000 shares of common stock to its CEO at $0.45 per share for previously accrued bonus amounts of $452,956.

The accompanying Notes are an Integral Part of the Financial Statements

BATTLE MOUNTAIN GOLD EXPLORATION CORPORATION
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2007
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

Reclassifications

Certain comparative amounts have been reclassified to conform to the current year presentation. These reclassifications did not have an impact on previously reported financial position, cash flows, or results of operations.

2.	Related Party Transactions

During the quarter ended June 30, 2007 we issued our CEO 1,000,000 shares of common stock at $0.45 per share in complete satisfaction of previously accrued bonus amounts of $452,956 in accordance with the terms of his employment agreement.

During the quarter ended June 30, 2007 we paid our CFO $50,000 in satisfaction of previously accrued bonus amounts in accordance with the terms of his employment agreement.

During the quarter ended June 30, 2007 we issued a total of 2,550,000 shares of common stock at $0.45 per share to our CFO, CEO, and four other Board Members, in accordance with their respective employment agreements, for a total of $1,144,544 included in general and administrative expense.

3.	Property and Equipment

As of June 30, 2007 we have made the following royalty acquisition:

We acquired an additional 2% gold net smelter royalty and a 2% silver net smelter royalty in the Dolores Reserve; located in Chihuahua, Mexico; for $9,450,000. The additional acquisition provides us total net smelter royalties of 3.25% and 2.00% for gold and silver production, respectively. The total Dolores Reserve royalty remains in the development stage.

As of June 30, 2007 we made no changes in our royalty interests classified as production, development, and exploration, respectively. Further, the mine operators have made no significant changes in their estimated 2007 production.

4.	Notes Payable

Gold Facility

In April 2006, we entered into an 11,750 ounce gold facility agreement with Macquarie Bank Limited. The facility required quarterly payments of 907 ounces totaling 15,000 ounces with the final payment due on May 15, 2010. The facility also requires certain mandatory pre-payment provisions.

In accordance with our entry into the Bridge Financing Facility with Royal Gold, as noted below, Macquarie Bank mandated the delivery 2,721 ounces of gold within 45 days of the execution of Bridge Loan agreement. The amounts represented the remaining fiscal 2007 quarterly payments originally due in May, August, and November. The required prepayments were completed in May for total consideration of $1,846,652, of which $236,550 was classified as prepaid interest, based on the spot rates on the payment dates.

As of June 30, 2007 approximately 7,230 ounces of gold remain outstanding and is valued at the current spot rate. The facility is collateralized by our royalty interests.

Royal Gold Bridge Financing

On March 27, 2007 we entered into a bridge financing agreement with Royal Gold, Inc, whereas Royal Gold will provide up to $20,000,000 in convertible bridge financing. The loan has a one year term and carries an interest rate of LIBOR plus 3%. In April 2007 the total financing available under this agreement was reduced to $15,000,000 by Royal Gold. Additionally, Royal Gold may, at any time during the term of the agreement, convert the outstanding principal and accrued interest into shares of common stock at a conversion price equal to $0.60 per share.

As of June 30, 2007 the amount outstanding related to the Bridge financing was $14,514,552 and is collateralized by our royalty interests.

Subordinated Exchangeable Debenture

We entered into a subordinated exchangeable debenture with IAMGOLD Corp. (seller of the majority of our acquired royalty interests in mining properties) for a total of $2,000,000. The debenture carries an interest rate of 6% per annum and is due on April

25, 2008. Principal and interest payments are due semi-annually and may be paid in cash or in shares of common stock. Additionally, IAMGOLD may, at any time within the period, convert the outstanding principal and accrued interest into shares of common stock at $0.50 per share.

The following table illustrates our future obligations as of June 30, 2007:

Year	Principal	Interest	Total
2008	17,314,176	1,373,907	18,688,083
2009	1,759,095	373,805	2,132,900
2010	1,692,795	133,606	1,826,401
Total	20,766,066	1,881,318	22,647,384

Note: The above table includes principal and interest on the gold loan facility based on a gold price of $587.90 per ounce.

5.	Commitments and Contingencies

On April 17, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Royal Gold, Inc., (“Royal Gold”) a Delaware corporation and Royal Battle Mountain Inc. (“BMG Acquisition”), a direct wholly-owned subsidiary of Royal Gold.

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

6.	Capital Stock

In June 2007, we issued 3,045,000 shares of common stock for cash at $0.31 per share totaling $943,950, for the exercise of previously outstanding warrants.

In May 2007 we issued 305,000 shares of common stock for cash at $0.31 per share totaling $94,550, for the exercise of previously outstanding warrants.

In May, 2007 we issued 3,550,000 shares of common stock at $0.45 per share to related parties as noted above in Note 2.

In April 2007 we issued 161,290 shares of common stock for cash at $0.31 per share totaling $50,000 for the exercise of previously outstanding warrants.

In April 2007, we issued 500,000 shares of common stock for cash at $0.25 per share totaling $125,000 for the exercise of previously outstanding warrants.

In March 2007 we received $215,500 for the April issuance of 850,000 shares of common stock related to the exercise of previously outstanding warrants of which 800,000 were exercised at $0.25 per share and 50,000 were exercised at $0.31 per share.

In March 2007, we issued 600,000 shares of common stock for cash at $0.31 per share totaling $186,000 for the exercise of previously outstanding warrants.

In March 2007 we issued 2,888,888 shares of common stock at $0.45 per share to accredited investors in a private placement offering. Proceeds of the private placement were $1,185,000, net of fees of $115,000. As of June 30, 2007 proceeds of $270,000 were held in escrow and are classified as stock subscriptions receivable.

7.	Warrants

Warrants were issued in conjunction with the issuance of common stock. To estimate costs related to the issuance of warrants, we have used a lattice pricing model using a life equal to the maximum contractual life. The warrants expire on various dates through April 2011.

The estimated fair value of warrants, using a lattice pricing model is based on the following assumptions.

	2007	2006
Expected Dividend yield	$-0-	$-0-
Expected stock price
volatility	90%	90%
Risk free interest rate	4.09%	4.09%
Expected life of warrants	4.75	5.00
(years)

The following table illustrates the warrant activity as of June 30, 2007:

	As of June 30, 2007		2006

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding, beginning of
the year	15,981,449	$0.3051	1,500,000	$0.25
Issued	-	-	14,681,449	$0.31
Exercised	(5,461,290)	$0.2748	(200,000)	$0.25
Expired	-	-	-	-
Outstanding, end of the
period	10,520,159	$0.3100	15,981,449	$0.3051

Currently exercisable	10,520,159	$0.3100	15,981,449	$0.3051

Stock warrants outstanding and exercisable as of June 30th, 2007 are as follows:

Average
		Weighted	Remaining	Number of	Weighted
Range of	Number of	Average	Contractual	Warrants	Average
Exercise	Warrants	Exercise	Life	Vested	Exercise
Price	Outstanding	Price	(Years)	(Exercisable)	Price

$0.31	$10,520,159	0.31	4.00	$10,520,159	0.31

8.	Income Taxes

We have incurred a taxable net loss of $816,537 for the quarter ended June 30, 2007. The Company has estimated accumulated tax losses of $2,529,000 in the United States and $990,000 in Canada that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. The Company also has approximately $352,000 of foreign tax credits available for offset against future taxable income in the United States. The net operating loss carry-forwards will begin to expire from 2016 through 2024. The utilization of net operating loss carry forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar foreign provisions. As of June 30, 2007 the Company considers that it is more likely than not that it has the ability to utilize the benefit of these losses.

The Company has considered the implications of FIN 48 Uncertain Tax Positions and believes that all of its positions taken in tax filings are more likely than not to be sustained on examination by tax authorities. In the event that a taxing authority challenged a position taken by the Company, no actual liability for tax would result since the Company has available tax loss carry forwards which would be applied in those circumstances.

9.	Loss per Share

Our loss per share of common stock is based on the weighted average number of common shares outstanding at the financial statement date consisting of the following:

June 30,
2007
BASIC LOSS PER SHARE:
Net loss (numerator)	$(1,635,725))
Shares outstanding (denominator)	68,944,512
Loss per basic share	$(0.02)
FULLY DILUTED LOSS PER SHARE:
Net loss (numerator)	$(1,635,725)
Shares outstanding (denominator)	68,944,512
Loss per diluted share	$(0.02)

10.	Subsequent Events

On July 30, 2007 we amended our definitive merger agreement signed on April 17, 2007, under which Royal Gold agreed to acquire 100% of our fully diluted shares. The amended merger agreement provides our shareholders with an option to receive either cash consideration of $0.55 per share or from 0.0172 to 0.0179 shares of Royal Gold common stock per share (with proportional adjustment made to the trading price ranges), in each case assuming 91,563,506 shares outstanding at closing.

We have postponed the previously announced record date of June 28, 2007, in order for our shareholders to formally approve the merger transaction. A new record date has not been set.

Our Chairman and CEO, Mark Kucher, and IAMGOLD Corporation (a major shareholder) have provided Royal Gold option and support agreements providing that each will vote its respective beneficially-owned shares in favor of the merger transaction. The directors and other officers of the Company have granted Royal Gold irrevocable proxies to vote their beneficially-owned shares in favor of the merger transaction. As a result of these agreements and irrevocable proxies, together with the convertible Bridge Loan, Royal Gold beneficially owns approximately 57% of the outstanding shares of Battle Mountain.

First Amendment To Bridge Loan Agreement

On July 30, 2007, we entered into a First Amendment to the Bridge Finance Facility Agreement (the “Bridge Loan Amendment”) with Royal Gold and BMGX (Barbados) Corporation. As previously disclosed on Battle Mountain's Current Report on Form 8-K filed with the SEC on March 23, 2007, pursuant to the Bridge Finance Facility Agreement (the “Bridge Loan”) dated March 28, 2007, our company was able to borrow from Royal Gold up to $20 million in bridge financing to satisfy debt obligations and to finance royalty acquisitions, which availability was subsequently reduced to $15 million pursuant to the terms of the Bridge Loan. The Bridge Loan Amendment amends the Bridge Loan by (i) extending the final maturity date from March 28, 2008 to June 6, 2008 and (ii) specifying that Royal Gold must provide notice on or before April 4, 2008 in the event it elects to convert any or all amounts due to it under the Bridge Loan into common stock of our company.

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

  changes in gold and other metals prices;
  the performance of our producing royalties;
  decisions and activities of the operators of our royalty properties;
  unanticipated grade, geological, metallurgical, processing or other problems at these properties;
  changes in project parameters as plans of the operators are amended or refined;
  changes in estimates of reserves and mineralization by the operators of our royalty properties;
  future financial needs;
  Economic and market conditions;
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

Night Hawk Lake Property, Marmato, Hot Pot and Fletcher Junction are all early stage exploration properties.

Results of Operations

Quarter ended June 30, 2007, Compared to Quarter Ended June 30, 2006

Our financial results are closely tied to the price of gold and production from the mining properties in which we hold royalty interests. For the quarter ended June 30, 2007, the price of gold averaged $661 per ounce. Revenues of $1,053,666 were generated from our four production stage royalties as follows; El Limon mine, $236,164; Don Mario mine, $468,531; Williams mine,$327,645, and the Joe Mann mine, with revenues of $21,326. During the comparable period of 2006 our revenues totaled $751,764 from the same four producing mines. The increase was attributable to increased production at the Don Mario and El Limon Mines, and higher gold prices.

Our net loss for the quarter ended June 30, 2007 decreased to $1,168,514 from $2,969,149 for the period ended June 30, 2006. The decrease in net loss was in part a result of significant one time charges in the June 30, 2006 period related to the acquisition of royalty assets. These charges did not occur in the current quarter. We expect to incur net losses for the remainder of 2007.

The decrease in total operating expenses of approximately $1,283,136 during the three months ended June 30, 2007 from the comparable period of 2006 was primarily related to the one time charges in the quarter ending June 30, 2006, related to the acquisition of royalty assets.

General and administrative expenses during the quarter ended June 30, 2007 increased significantly from the comparable 2006 period due to the inclusion of a non-recurring, non cash expense of $1,144,544, related to the issuance of shares to various board members and management as a result of the change of control for the proposed merger with Royal Gold. We expect our operating expenses to continue at approximately the same rate, excluding the non-cash charge above, over the next nine to twelve months, assuming the completion of the merger in 2007. We expect future increases in depreciation expense to be offset by corresponding increases in revenue receipts.

We incurred interest expense for the quarter ended June 30, 2007 of approximately $489,388 related to financing agreements we entered into to acquire our royalty interests. Interest expense is comprised of both cash and non-cash components. Additionally, a portion of interest expense is related to the amortization of the loan issuance costs. During the three months ended June 30, 2007 we amortized approximately $11,386 in non-cash and cash issuance costs. We expect interest expense to remain at its current level over the next year due to the majority of the issuance costs incurred in 2006 being fully amortized and the full payment of the Macquarie Bridge Financing facility which is off-set by the entry into the Bridge facility with Royal Gold as discussed below.

The loss on the gold facility payments of $231,699 arises as a result of the difference in the gold price on the date of drawdown on the gold facility (April 10, 2006) and the date of the payment of the quarterly repayment. During the quarter, we paid the May 15, 2007, August 15, 2007 and November 15th, 2007 gold facility payments, which was required under our new bridge loan facility with Royal Gold, Inc. Continued increases in gold prices will cause the associated expense to increase.

For the quarter ended June 30, 2007, we recognized a benefit from income tax, primarily in the United States and Canada, of approximately $441,640. The benefits are derived from operating loss carry-forwards and settlement of temporary differences in certain revenue and expense items during the quarter. The Company’s management believes the currently recognized deferred tax asset of approximately $2,434,000 will be utilized prior to expiration and accordingly, has not estimated an offsetting valuation allowance. Further, management has analyzed its tax positions and believes they are more likely than not to be sustained upon examination by tax authorities.

Our comprehensive loss results from market price fluctuations in our assets and liabilities that are denominated in gold bullion and Canadian dollars.

Six months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006.

As noted above, the significant increase in revenues for the current six months versus the comparable period of 2006 was primarily related to holding the producing royalties for the entire period.

Our net loss for the six months ended June 30, 2007 decreased to $ 1,635,725 from $3,150,356 for the period ended June 30, 2006. The decrease in net loss was in part a result of significant one time charges in the June 30, 2006 period related to the acquisition of royalty assets. These charges did not occur in the current period. We expect to incur net losses for the remainder of 2007.

The decrease in total operating expenses of approximately $772,130 during the six months ended June 30, 2007 from the comparable period of 2006 was primarily related to the one time charges in the quarter ending June 30, 2006, related to the acquisition of royalty assets. We expect our operating expenses to continue at approximately the same rate over the next nine to twelve months, assuming the completion of the merger in 2007. We expect future increases in depreciation expense to be offset by corresponding increases in revenue receipts.

We incurred interest expense for the six months ended June 30, 2007 of approximately $1,113,822 related to financing agreements we entered into to acquire our royalty interests. Interest expense is comprised of both cash and non-cash components. Additionally, a portion of interest expense is related to the amortization of the loan issuance costs. During the six months ended June 30, 2007 we amortized approximately $275,402 in non-cash and cash issuance costs. We expect interest expense to remain at its current level over the next year due to the majority of the issuance costs incurred in 2006 being fully amortized and the full payment of the Macquarie Bridge Financing facility which is off-set by the entry into the Bridge facility with Royal Gold as discussed below.

For the six months ended June 30, 2007, we recognized a benefit from income tax, primarily in the United States and Canada, of approximately $517,000. The benefits are derived from operating loss carry-forwards and settlement of temporary differences in certain revenue and expense items during the quarter. The Company’s management believes the currently recognized deferred tax asset of approximately $2,434,000 will be utilized prior to expiration and accordingly, has not estimated an offsetting valuation allowance. Further, management has analyzed its tax positions and believes they are more likely than not to be sustained upon examination by tax authorities.

Liquidity and Capital Resources

At June 30, 2007, we had current assets of $ 2,865,899 compared to current liabilities of $17,733,901. Cash on hand of $1,810,755 consisted of approximately $525,184 held in restricted accounts with our senior lender, with the remaining cash held directly by the Company. Cash held with our senior lender is in US dollars, Canadian dollars and gold bullion. Cash held by the Company is held in both US and Canadian dollars. Under the terms of our Gold facility agreement, cash is released from the accounts to cover previously agreed upon corporate expenses, which are part of our annual budget.

During the quarter ended June 30, 2007 liquidity needs were met from royalty revenues, an advance under the Bridge Finance Facility,and exercise of previously outstanding warrants. In April 2007 we received, from escrow, approximately $915,000 of the remaining proceeds from the private placement entered into in March 2007. A total of $270,000 remained in escrow as at June 30, 2007. As of August 2, 2007, this amount was transferred from our escrow account to our USD account with Macquarie Bank.

We believe that our current financial resources and funds generated from operations will be adequate to cover anticipated expenditures for operating expenses, and capital expenditures for the foreseeable future. We may seek additional capital to meet our significant obligations as described below:

Gold Facility

On April 25, 2006 we entered into an 11,750 ounce gold facility agreement with Macquarie Bank Limited. We sold the gold on the open market at $587.90 per ounce on April 10, 2006 for total proceeds of $6,907,825. The gold facility calls for us to repay Macquarie Bank Limited in sixteen quarterly installments of 907 ounces beginning May 15, 2006 with a final installment of 488 ounces due on May 15, 2010 for total consideration of 15,000 ounces. Additionally, under the terms of the Gold Facility, on each Gold Delivery Date, we are required to make an additional and mandatory pre-delivery of Gold if certain conditions are met.

The facility is collateralized by the acquired royalty interests in mining properties.

In accordance with our entry into the Bridge Financing Facility with Royal Gold, as noted below, Macquarie Bank mandated the delivery 2,721 ounces of gold within 45 days of the execution of Bridge Loan agreement. The amounts represented the remaining fiscal 2007 quarterly payments originally due in May, August, and November. The required prepayments were completed in May for total consideration of $1,846,652, of which $236,550 was classified as prepaid interest, based on the spot rates on the payment dates.

As of June 30, 2007 approximately 7,230 ounces of gold remain outstanding and is valued at the current spot rate. The facility is collateralized by our royalty interests.

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

On May 9th, 2007, we borrowed and additional $600,000 under the bridge finance facility. These proceeds were used to help fund the required pre-payments on the Gold Facility, as required under the Bridge Financing Facility Agreement. Total principal amount outstanding under the Bridge Finance Facility as of June 30th, 2007 is $14,514,552.

On July 30, 2007, we entered into a First Amendment to the Bridge Finance Facility Agreement (the “Bridge Loan Amendment”) with Royal Gold and BMGX (Barbados) Corporation. As previously disclosed on Battle Mountain's Current Report on Form 8-K filed with the SEC on March 23, 2007, pursuant to the Bridge Finance Facility Agreement (the “Bridge Loan”) dated March 28, 2007, our company was able to borrow from Royal Gold up to $20 million in bridge financing to satisfy debt obligations and to finance royalty acquisitions, which availability was subsequently reduced to $15 million pursuant to the terms of the Bridge Loan. The Bridge Loan Amendment amends the Bridge Loan by (i) extending the final maturity date from March 28, 2008 to June 6, 2008 and (ii) specifying that Royal Gold must provide notice on or before April 4, 2008 in the event it elects to convert any or all amounts due to it under the Bridge Loan into common stock of our company.

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

The following table illustrates our future obligations as of June 30, 2007

Obligation	Current	1-3 Years	4 Years
Gold loan facility (1)	1,066,451	3,959,507
Bridge loan facility (2)	15,738,129
Convertible debenture (3)	2,100,000
Total	18,904,580	3,959,507

(1)	Assumes a spot gold price of $587.90 per ounce and is payable in gold quarterly. Total remaining obligation is 8,549 ounces.

(2)	Includes interest at LIBOR plus 3% per annum (8.43% at June 30, 2007 and is payable June 6, 2008.

(3)	Includes interest at 6% per annum and may be converted to 4,000,000 shares of company common stock.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Gold Price Per Ounce ($)

Year	High	Low
1997	$ 367	$ 283
1998	313	273
1999	326	253
2000	312	263
2001	293	256
2002	349	278
2003	416	320
2004	454	375
2005	447	411
2006	725	525
2007 (to June 30, 2007)	690	600

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

CRITICAL ACCOUNTING ESTIMATES

     Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues (if any) and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We did not enter into any transactions during the three months ended June 30, 2007 requiring significant judgment on the part of management.

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

In June 2007, we issued 3,045,000 shares of common stock for cash at $0.31 per share totaling $940,950, for the exercise of previously outstanding warrants.

In May 2007 we issued 305,000 shares of common stock for cash at $0.31 per share totaling $94,550, for the exercise of previously outstanding warrants.

In May, 2007 we issued 3,550,000 shares of common stock at $0.45 per share to related parties in accordance with their individual employment agreements related to the merger.

In April 2007 we issued 161,290 shares of common stock for cash at $0.31 per share totaling $ $50,000 for the exercise of previously outstanding warrants.

In April 2007, we issued 500,000 shares of common stock for cash at $0.25 per share totaling $125,000 for the exercise of previously outstanding warrants.

In March 2007 we received $215,500 for the April issuance of 850,000 shares of common stock related to the exercise of previously outstanding warrants of which 800,000 were exercised at $0.25 per share and 50,000 were exercised at $0.31 per share.

In March 2007, we issued 600,000 shares of common stock for cash at $0.31 per share totaling $186,000 for the exercise of previously outstanding warrants.

In March 2007 we issued 2,888,888 shares of common stock at $0.45 per share to accredited investors in a private placement offering. Proceeds of the private placement were $1,185,000, net of fees of $115,000. As of June 30, 2007 proceeds of $270,000 were held in escrow and are classified as stock subscriptions receivable. On August 2, 2007 we received the remaining proceeds held in escrow.

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

Subsequent Events

Amendment to Merger Agreement

On July 30, 2007 we amended our definitive merger agreement signed on April 17, 2007, under which Royal Gold agreed to acquire 100% of our fully diluted shares. The amended merger agreement provides our shareholders with an option to receive either cash consideration of $0.55 per share or from 0.0172 to 0.0179 shares of Royal Gold common stock per share (with proportional adjustment made to the trading price ranges), in each case assuming 91,563,506 shares outstanding at closing. We have postponed the previously announced record date of June 28, 2007, in order for our shareholders to formally approve the merger transaction. A new record date has not been set. Our Chairman and CEO, Mark Kucher, and IAMGOLD Corporation (a major shareholder) have provided Royal Gold option and support agreements providing that each will vote its respective beneficially-owned shares in favor of the merger transaction. The directors and other officers of the Company have granted Royal Gold irrevocable proxies to vote their beneficially-owned shares in favor of the merger transaction. As a result of these agreements and irrevocable proxies, together with the convertible Bridge Loan, Royal Gold beneficially owns approximately 57% of the outstanding shares of Battle Mountain.

First Amendment to Bridge Loan Agreement

On July 30, 2007, we entered into a First Amendment to the Bridge Finance Facility Agreement (the “Bridge Loan Amendment”) with Royal Gold and BMGX (Barbados) Corporation. As previously disclosed on Battle Mountain's Current Report on Form 8-K filed with the SEC on March 23, 2007, pursuant to the Bridge Finance Facility Agreement (the “Bridge Loan”) dated March 28, 2007, our company was able to borrow from Royal Gold up to $20 million in bridge financing to satisfy debt obligations and to finance royalty acquisitions, which availability was subsequently reduced to $15 million pursuant to the terms of the Bridge Loan. The Bridge Loan Amendment amends the Bridge Loan by (i) extending the final maturity date from March 28, 2008 to June 6, 2008 and (ii) specifying that Royal Gold must provide notice on or before April 4, 2008 in the event it elects to convert any or all amounts due to it under the Bridge Loan into common stock of our company.

ITEM 6.	EXHIBITS

a)	Exhibits

Exhibit No	Description

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed Herein.

b)	Reports on Form 8-K

     During the quarter for which this report is filed, the Company filed a report on Form 8-k on April 2, April 19, May 10, 2007 and August 3, 2007.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned officers, thereunto duly authorized.

DATED: August 14, 2007 BATTLE MOUNTAIN GOLD EXPLORATION CORP.

By:	/s/ Mark Kucher
Mark Kucher,
Chief Executive Officer

By:	/s/ David Atkinson
David Atkinson
Chief Financial Officer